Form 10-Q
period 2025-06-30
Live Oak Acquisition Corp. V
filed 2025-08-13
CIK 2048951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42540

Live Oak Acquisition Corp. V

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	61-2235506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4921 William Arnold Road Memphis TN	38117
(Address of principal executive offices)	(Zip Code)

(901) 270-3107

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	LOKVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	LOKV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	LOKVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LIVE OAK ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 21-month period, from the closing of the Initial Public Offering (as defined below) to December 3, 2026 (or March 3, 2027 or 24 months from the closing of the Initial Public Offering if we have executed a definitive agreement for a Business Combination within 21 months from the closing of the Initial Public Offering, or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Live Oak Acquisition Corp. V, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 20, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 10, 2025, as amended, and declared effective on February 27, 2025 (File No. 333- 284207);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

ii

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated February 27, 2025, which we entered into with the Sponsor;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Live Oak Sponsor V, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Cash and cash equivalents	$2,177,539	$—
Due from Sponsor	713	—
Prepaid expenses	149,376	8,502
Deferred offering costs	—	59,044
Total Current assets	2,327,628	67,546
Long-term prepaid insurance	56,667	—
Marketable securities held in Trust Account	234,310,386	—
TOTAL ASSETS	$236,694,681	$67,546

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$237,387	$2,750
Accrued offering costs	79,615	—
Promissory note - related party	—	58,367
Total Current liabilities	317,002	61,117
Deferred Advisory fee	6,900,000	—
Deferred underwriting fee	6,900,000	—
TOTAL LIABILITIES	14,117,002	61,117

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 and no shares at redemption value of $10.19 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	234,310,386	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares and no shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,733,282)	(18,571)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(11,732,707)	6,429
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$236,694,681	$67,546

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative costs	$344,292	$465,988
Advisory fee	—	6,900,000
Loss from operations	(344,292)	(7,365,988)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,442,453	3,160,386
Total other income	2,442,453	3,160,386

NET INCOME (LOSS)	$2,098,161	$(4,205,602)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	15,248,619
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.07	$(0.20)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,497,238
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.20)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025 (audited)	—	$—	5,750,000	$575	$24,425	$(18,571)	$6,429

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,625,161)	(5,066,656)	(11,691,817)

Sale of Private Placement Warrants	—	—	—	—	4,500,000	—	4,500,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,185,000	—	2,185,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(84,264)	—	(84,264)

Net loss	—	—	—	—	—	(6,303,763)	(6,303,763)

Balance – March 31, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(11,388,990)	$(11,388,415)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,442,453)	(2,442,453)

Net income	—	—	—	—	—	2,098,161	2,098,161

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(11,733,282)	$(11,732,707)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,205,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expenses through promissory note – related party	2,251
Interest earned on marketable securities held in Trust Account	(3,160,386)
Changes in operating assets and liabilities:
Prepaid expenses	(146,080)
Long-term prepaid insurance	(56,667)
Accrued expenses	234,637
Advisory fee payable	6,900,000
Net cash used in operating activities	(431,847)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)
Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	229,750,000
Proceeds from sale of Private Placements Warrants	4,500,000
Due from Sponsor	(713)
Repayment of promissory note - related party	(176,573)
Payment of offering costs	(313,328)
Net cash provided by financing activities	233,759,386

Net change in cash	2,177,539
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$2,177,539

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$82,107
Deferred offering costs paid through promissory note – related party	$115,955
Deferred offering costs applied to prepaid expense	$5,206
Deferred underwriting fee payable	$6,900,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from November 27, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the Company’s initial public offering consummated on March 3, 2025 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Live Oak Sponsor V, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,500,000 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per warrant, generating gross proceeds of $4,500,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

JUNE 30, 2025

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

Commencing on April 21, 2025, the holders of the Units, each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Share”), and one-half of one warrant of the Company (the “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, may elect to separately trade the Class A Ordinary Shares and the Public Warrants included in the Units. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “LOKVU.”

On June 1, 2025, Jonathan R. Furer resigned as a director of the board of directors (the “Board”) of the Company, and as a member of committees of the Board, effective immediately. Mr. Furer was the chair of the compensation committee of the Board prior to his resignation.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $2,177,539. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025, no such Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 28, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,177,539 and $0 in cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2025, the assets held in the Trust Account of $234,310,386 were held in money market funds. As of December 31, 2024, there was no asset held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

The fair value of the Public Warrants is $2,185,000, or $0.19 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

March 3, 2025
Implied Class A ordinary share price	$9.91
Exercise price	$11.50
Simulation term (years)	7
Risk-free rate (continuous)	4.02%
Selected volatility	2.5%
Probability of de-SPAC and market adjustment	15.0%

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,185,000)
Class A Ordinary shares issuance costs	(7,638,884)
Plus:
Remeasurement of carrying value to redemption value	11,691,817
Class A Ordinary shares subject to possible redemption, March 31, 2025	$231,867,933
Plus:
Remeasurement of carrying value to redemption value	2,442,453
Class A Ordinary shares subject to possible redemption, June 30, 2025	$234,310,386

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,678,529	$419,632	$(3,091,201)	$(1,114,401)
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	15,248,619	5,497,238
Basic net income (loss) per ordinary share	$0.07	$0.07	$(0.20)	$(0.20)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,678,529	$419,632	$(3,053,992)	$(1,151,610)
Denominator:
Diluted weighted average shares outstanding	23,000,000	5,750,000	15,248,619	5,750,000
Diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.20)	$(0.20)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Warrants — As of June 30, 2025, and December 31, 2024, there were 16,000,000 warrants outstanding, including 11,500,000 Public Warrants and 4,500,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 20, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, by payment of offering costs on the Company’s behalf, for which the Company issued 5,750,000 founder shares to the Sponsor. Up to 750,000 of the founder shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On March 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 founder shares are no longer subject to forfeiture. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,500,000. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and payable on the date of the Initial Public Offering from the proceeds of the $1,000,000 of offering proceed that has been allocated to the payment of offering expenses. As of June 30, 2025, the Company has repaid the Sponsor the outstanding balance of $176,573 of the Promissory Note borrowings. Borrowings under the IPO Promissory Note are no longer available.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, February 27, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $17,500 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2025, the Company incurred and paid $52,500 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $713 and $0 as of June 30, 2025 and December 31, 2024, of which such amount is included in due from sponsor in the accompanying condensed balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

JUNE 30, 2025

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

Advisory Fee

In addition to the deferred underwriting discounts, the Company engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of June 30, 2025, and $6,900,000 has been recorded as deferred advisory fee on the accompanying condensed balance sheets.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On December 20, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2025

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

At June 30, 2025, assets held in the Trust Account were comprised of $234,310,386 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended June 30, 2025, the Company did not withdraw any of the interest earned on the Trust Account.

Description	Level	June 30, 2025
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$234,310,386

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. Therefore, the Company has one reportable segment.

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

	June 30, 2025	December 31, 2024
Trust Account	$234,310,386	$—
Cash	$2,177,539	$—

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative costs	$344,292	$465,988
Interest earned on marketable securities held in Trust Account	$2,442,453	$3,160,386

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

All other segment items included in net income (loss) are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Memorandum. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect their ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 27, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,098,161, which consists of interest income on marketable securities held in the Trust Account of $2,442,453 and operating costs of $344,292.

For the six months ended June 30, 2025, we had a net loss of $4,205,602, which consists of operating costs of $7,365,988 and interest income on marketable securities held in the Trust Account of $3,160,386.

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

For the six months ended June 30, 2025, cash used in operating activities was $431,847. Net loss of $4,205,602 was affected by interest earned on marketable securities held in the Trust Account of $3,160,386 and payment of expenses through promissory note – related party of $2,251. Changes in operating assets and liabilities provided $6,931,890 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $234,310,386 (including approximately $3,160,386 of interest income consisting of money market funds with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash and cash equivalents of $2,177,539. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025, no such Working Capital Loans were outstanding.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $17,500 per month for office space, utilities, and secretarial and administrative support. As of June 30, 2025, there has been $70,000 incurred and paid under this agreement. We began incurring these fees on February 27, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

In addition to the deferred underwriting discounts, we engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, we shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination. We agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of June 30, 2025, and has been recorded as advisory fee on the accompanying condensed balance sheets.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 14, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of 4,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $4,500,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 14, 2025.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVE OAK ACQUISITION CORP. V

Date: August 13, 2025	By:	/s/ Richard Hendrix
	Name:	Richard Hendrix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Adam Fishman
	Name:	Adam Fishman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)