Form 10-Q
period 2025-09-30
Live Oak Acquisition Corp. V
filed 2025-11-12
CIK 2048951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LIVE OAK ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 21-month period, from the closing of the Initial Public Offering (as defined below) to December 3, 2026 (or March 3, 2027 or 24 months from the closing of the Initial Public Offering if we have executed a definitive agreement for a Business Combination within 21 months from the closing of the Initial Public Offering, or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Live Oak Acquisition Corp. V, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 20, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 10, 2025, as amended, and declared effective on February 27, 2025 (File No. 333- 284207);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

ii

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated February 27, 2025, which we entered into with the Sponsor;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Live Oak Sponsor V, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Cash and cash equivalents	$1,949,131	$—
Due from Sponsor	713	—
Prepaid expenses	119,072	8,502
Deferred offering costs	—	59,044
Total Current assets	2,068,916	67,546
Long-term prepaid insurance	35,417	—
Marketable securities held in Trust Account	236,758,340	—
TOTAL ASSETS	$238,862,673	$67,546

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accrued expenses	$296,748	$2,750
Accrued offering costs	79,615	—
Promissory note - related party	—	58,367
Total Current liabilities	376,363	61,117
Deferred Advisory fee	6,900,000	—
Deferred underwriting fee	6,900,000	—
TOTAL LIABILITIES	14,176,363	61,117

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 and no shares at redemption value of $10.29 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	236,758,340	—

SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares and no shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(12,072,605)	(18,571)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(12,072,030)	6,429
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$238,862,673	$67,546

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
General and administrative costs	$339,323	$805,311
Advisory fee	—	6,900,000
Loss from operations	(339,323)	(7,705,311)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	2,447,954	5,608,340
Total other income	2,447,954	5,608,340

NET INCOME (LOSS)	$2,108,631	$(2,096,971)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	17,860,806
Basic net income (loss) per ordinary share, Class A ordinary shares	$0.07	$(0.09)
Weighted average shares outstanding of Class A ordinary shares	23,000,000	17,860,806
Diluted net income (loss) per ordinary share, Class A ordinary shares	$0.07	$(0.09)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,582,418
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.09)
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000
Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2025 (audited)	—	$—	5,750,000	$575	$24,425	$(18,571)	$6,429

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,625,161)	(5,066,656)	(11,691,817)

Sale of Private Placement Warrants	—	—	—	—	4,500,000	—	4,500,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,185,000	—	2,185,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(84,264)	—	(84,264)

Net loss	—	—	—	—	—	(6,303,763)	(6,303,763)

Balance – March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(11,388,990)	(11,388,415)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,442,453)	(2,442,453)

Net income	—	—	—	—	—	2,098,161	2,098,161

Balance –June 30, 2025 (unaudited)	—	—	5,750,000	575	—	(11,733,282)	(11,732,707)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,447,954)	(2,447,954)

Net income	—	—	—	—	—	2,108,631	2,108,631

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(12,072,605)	$(12,072,030)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,096,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expenses through promissory note – related party	2,251
Interest earned on marketable securities held in Trust Account	(5,608,340)
Changes in operating assets and liabilities:
Prepaid expenses	(115,776)
Long-term prepaid insurance	(35,417)
Accrued expenses	293,998
Advisory fee payable	6,900,000
Net cash used in operating activities	(660,255)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)
Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	229,750,000
Proceeds from sale of Private Placements Warrants	4,500,000
Due from Sponsor	(713)
Repayment of promissory note - related party	(176,573)
Payment of offering costs	(313,328)
Net cash provided by financing activities	233,759,386

Net change in cash	1,949,131
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$1,949,131

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$82,107
Deferred offering costs paid through promissory note – related party	$115,955
Deferred underwriting fee payable	$6,900,000
Deferred offering costs applied to prepaid expense	$5,206

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from November 27, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the Company’s initial public offering consummated on March 3, 2025 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially anticipated to be $10.05 per public share.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $1,949,131. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 28, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,949,131 and $0 in cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2025, the assets held in the Trust Account of $236,758,340 were held in money market funds. As of December 31, 2024, there was no asset held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, the Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,185,000)
Class A Ordinary shares issuance costs	(7,638,884)
Plus:
Remeasurement of carrying value to redemption value	11,691,817
Class A Ordinary shares subject to possible redemption, March 31, 2025	231,867,933
Plus:
Remeasurement of carrying value to redemption value	2,442,453
Class A Ordinary shares subject to possible redemption, June 30, 2025	234,310,386
Plus:
Remeasurement of carrying value to redemption value	2,447,954
Class A Ordinary shares subject to possible redemption, September 30, 2025	$236,758,340

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,686,905	$421,726	$(1,597,630)	$(499,341)
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	17,860,806	5,582,418
Basic net income (loss) per ordinary share	$0.07	$0.07	$(0.09)	$(0.09)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,686,905	$421,726	$(1,586,290)	$(510,681)
Denominator:
Diluted weighted average shares outstanding	23,000,000	5,750,000	17,860,806	5,750,000
Diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.09)	$(0.09)

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

Warrants — As of September 30, 2025, and December 31, 2024, there were 16,000,000 warrants outstanding, including 11,500,000 Public Warrants and 4,500,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and payable on the date of the Initial Public Offering from the proceeds of the $1,000,000 of offering proceed that has been allocated to the payment of offering expenses. As of September 30, 2025, the Company has repaid the Sponsor the outstanding balance of $176,573 of the Promissory Note borrowings. Borrowings under the IPO Promissory Note are no longer available.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, February 27, 2025, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $17,500 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred and paid $52,500 and $122,500 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $713 and $0 as of September 30, 2025 and December 31, 2024, of which such amount is included in due from sponsor in the accompanying condensed balance sheet.

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

SEPTEMBER 30, 2025

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

Advisory Fee

In addition to the deferred underwriting discounts, the Company engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination. The Company has agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of September 30, 2025, and $6,900,000 has been recorded as deferred advisory fee on the accompanying condensed balance sheets.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On December 20, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

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

At September 30, 2025, assets held in the Trust Account were comprised of $234,310,386 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the period ended September 30, 2025, the Company did not withdraw any of the interest earned on the Trust Account. At December 31, 2024, the Trust Account did not exist.

Description	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$236,758,340

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in the Company’s unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. Therefore, the Company has one reportable segment.

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

	September 30, 2025	December 31, 2024
Trust Account	$236,758,340	$—
Cash	$1,949,131	$—

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
General and administrative costs	$339,323	$805,311
Interest earned on marketable securities held in Trust Account	$2,447,954	$5,608,340

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combination and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 27, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,108,631, which consists of interest income on marketable securities held in the Trust Account of $2,447,954 and operating costs of $339,323.

For the nine months ended September 30, 2025, we had a net loss of $2,096,971, which consists of operating costs of $7,705,311 and interest income on marketable securities held in the Trust Account of $5,608,340.

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

For the nine months ended September 30, 2025, cash used in operating activities was $660,255. Net loss of $2,096,971 was affected by interest earned on marketable securities held in the Trust Account of $5,608,340 and payment of expenses through promissory note – related party of $2,251. Changes in operating assets and liabilities provided $7,042,805 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $236,758,340 (including approximately $5,608,340 of interest income consisting of money market funds with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash and cash equivalents of $1,949,131. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $17,500 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, we incurred and paid $52,500 and $122,500 in fees for these services, respectively. We began incurring these fees on February 27, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

In addition to the deferred underwriting discounts, we engaged Santander US Capital Markets LLC to provide advisory services from time to time. As compensation for the services provided under an engagement letter, we shall pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination. We agreed to indemnify Santander US Capital Markets LLC and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of September 30, 2025, and has been recorded as advisory fee on the accompanying condensed balance sheets.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 14, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LIVE OAK ACQUISITION CORP. V

Date: November 12, 2025	By:	/s/ Richard Hendrix
	Name:	Richard Hendrix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Adam Fishman
	Name:	Adam Fishman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)