Form 10-K
period 2025-12-31
Live Oak Acquisition Corp. V
filed 2026-03-30
CIK 2048951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42540

LIVE OAK ACQUISITION CORP. V

(Exact name of registrant as specified in its charter)

Cayman Islands	61-2235506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4921 William Arnold Road Memphis, TN	38117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 270-3107

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	LOKVU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	LOKV	The Nasdaq Stock Market LLC

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	LOKVW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒         No  ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $246,100,000.

As of March 30, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK ACQUISITION CORP. V

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Teamshares Business Combination (as defined below);

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Teamshares (as defined below);

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC (as defined below) on May 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with LOMP (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of February 13, 2025;

●	“Closing” are to the closing of the Teamshares Business Combination;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026, including the Teamshares Merger Agreement (as defined below)), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Live Oak Acquisition Corp. V, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 20, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 10, 2025, as amended, and declared effective on February 27, 2025 (File No. 333-284207);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our Sponsor and our directors and officers;

●	“LOMP” are to the Live Oak Merchant Partners, an affiliate of members of our Management Team and Sponsor;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger Sub I” are to Catalyst Sub Inc., a Delaware corporation and our wholly-owned subsidiary;

●	“Merger Sub II” are to Catalyst Sub 2 Inc., a Delaware corporation and our wholly-owned subsidiary;

●	“Merger Subs” are to Merger Sub I and Merger Sub II, together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“PIPE” are to private investment in public equity;

●	“PIPE Subscription Agreements” are to the Subscription Agreements we entered into with certain investors contemporaneously with the execution of the Teamshares Merger Agreement, collectively;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated February 27, 2025, which we entered into with our Sponsor;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.39 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

v

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Senior Advisor” are to Gary Wunderlich;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Live Oak Sponsor V, LLC, a Delaware limited liability company;

●	“Teamshares” are to Teamshares Inc., a Delaware corporation;

●	“Teamshares Business Combination” are to the Teamshares Merger Agreement;

●	“Teamshares Merger Agreement” are to the Agreement and Plan of Merger, dated November 14, 2025, as it may be amended or supplemented from time to time, which we entered into with (i) the Merger Subs, (ii) Teamshares, (iii) the Sponsor, solely in its capacity as the as representative for our shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement, and (iv) Brian Gaebe (solely in his capacity as the representative of the Teamshares stockholders, for the limited purposes set forth in the Teamshares Merger Agreement);

●	“Teamshares Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Teamshares Business Combination, to be filed by our Company and Teamshares with the SEC;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 27, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Santander US Capital Markets LLC, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 27, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company formed on November 27, 2024 as a Cayman Islands exempted company and for the purpose of effecting a Business Combination with one or more businesses or entities. While we may pursue an initial Business Combination in any business or industry, we have focused on capitalizing on the operational and investment experience of our Management Team and Senior Advisor. We have focused on companies that we believe have significant growth prospects with the potential to generate attractive returns for our shareholders, including companies with above-industry-average growth, substantial free cash flow generation, and a defensible market position, with an enterprise value of $500 million to $2 billion where our Management Team and Senior Advisor’s operational, strategic or managerial expertise can assist in maximizing value. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Teamshares Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on February 27, 2025. On March 3, 2025, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $23,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of 4,500,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $4,500,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $231,150,000 was placed in the Trust Account maintained by Continental, acting as trustee.

We must complete our initial Business Combination by (i) March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026), (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Teamshares Business Combination

The below subsection describes the material provisions of the Teamshares Merger Agreement, but does not purport to describe all the terms thereof. This summary of the Teamshares Merger Agreement is qualified in its entirety by reference to the complete text of the Teamshares Merger Agreement, a copy of which is filed with the Report as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Teamshares Merger Agreement. Unless otherwise indicated, this Report does not assume the Closing.

General Terms and Effects; Merger Consideration

On November 14, 2025, we entered into the Teamshares Merger Agreement. with (i) the Merger Subs, (ii) Teamshares, (iii) the Sponsor, in the capacity, from and after the Closing, of representative for our shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement (in such capacity, the “SPAC Representative”) and (iv) Brian Gaebe, in the capacity as the representative from and after the Closing of the Earnout Participants (as defined below) and their respective successors and assignees in accordance with the terms and conditions of the Teamshares Merger Agreement (the “Seller Representative”). Teamshares is a tech-enabled acquiror of high-quality businesses, intending to be a permanent home for businesses. Part holding company, part financial technology, Teamshares programmatically acquires companies with $0.5 to $5 million of earnings before interest, taxes, depreciation, and amortization from retiring owners, integrates them with the Teamshares platform, and helps employees earn company stock. Founded in 2019, Teamshares operates subsidiaries with consolidated revenue of over $400 million across over 40 industries and 30 states.

Pursuant to the Teamshares Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, we will continue out of the Cayman Islands and into the State of Delaware and domesticate as a Delaware corporation (the “Domestication”), (ii) at the Closing, Merger Sub will merge with and into Teamshares (the “First Merger”) with Teamshares surviving such merger as our wholly-owned subsidiary (the “Surviving Corporation”) and (iii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”) and as a result of which (a) all of the issued and outstanding capital stock of Teamshares as of immediately prior to the First Merger shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right of each Teamshares stockholder to receive its pro rata share of the Stockholder Merger Consideration (as defined below) and each Earnout Participant to receive their Earnout Shares (as defined below) and (b) the in-the-money Teamshares options shall be assumed (with equitable adjustments to the number and exercise price of such Teamshares options) and replaced with options (the “Assumed Options”) exercisable into shares of our common stock, all upon the terms and subject to the conditions set forth in the Teamshares Merger Agreement and in accordance with applicable law.

The Teamshares Merger Agreement provides that the total consideration received by the Teamshares Stockholders and holders of In-the-Money Company Options from our Company at the Closing will be a number of shares of our newly issued common stock with an aggregate value equal to the sum of (i) Five Hundred and Twenty-Five Million Dollars ($525,000,000) plus (ii) the Interim Period Financing (as defined below) that has converted into Teamshares common stock, (the “Merger Consideration” and such shares, the “Merger Consideration Shares”), with each share of our common stock valued at $10.00 (the total portion of the Merger Consideration amount payable to all Teamshares stockholders in accordance with the Teamshares Merger Agreement is also referred to as the “Stockholder Merger Consideration”). All Teamshares warrants, convertible debt, underwater options and other convertible securities outstanding and not exercised or converted prior to the Closing will be terminated as of the Closing.

As additional consideration, Teamshares’ securityholders (the “Earnout Participants”) also have the potential to receive up to 6,000,000 additional shares of our common stock (the “Earnout Shares”) contingent upon the shares of our common stock meeting certain share price targets during the 5-year period following the Closing (the “Earnout Period”). The Earnout Shares will be issuable by our Company in accordance with the following:

●	One-third (1/3) of the Earnout Shares will be released if the VWAP of the shares of our common stock equals or exceeds $12.00 per share (the “Tier I Share Price Target”) for any 20 trading days within any consecutive 30-trading day period (commencing at least 150 days after the Closing but prior to the end of the Earnout Period);

●	One-third (1/3) of the Earnout Shares will be released if the VWAP of the shares of our common stock equals or exceeds $15.00 per share (the “Tier II Share Price Target”) for any 20 trading days within any consecutive 30-trading day period (commencing at least 150 days after the Closing but prior to the end of the Earnout Period).; and

●	One-third (1/3) of the Earnout Shares will be released if the VWAP of the shares of our common stock equals or exceeds $20.00 per share (the “Tier III Share Price Target” and each of the Tier I Share Price Target, the Tier II Share Price Target and the Tier III Share Price Target, a “Share Price Target”) for any 20 trading days within any consecutive 30-trading day period (commencing at least 150 days after the Closing but prior to the end of the Earnout Period).

All of the Earnout Shares will be accelerated and released if, during the Earnout Period, our Company is subject to a change of control in which the implied consideration per share of our common stock equals or exceeds $12.00 (a “Qualifying Change of Control” and the achievement of a Qualifying Change of Control or a Share Price Target, a “Triggering Event”). In the event that the applicable share price targets are not met during the Earnout Period, the Earnout Participants will not be entitled to receive the applicable portion of the Earnout Shares.

Representations and Warranties

The Teamshares Merger Agreement contains customary representations and warranties made by each of our Company and Teamshares. Certain of the representations and warranties are qualified by materiality or Material Adverse Effect (as defined below), as well as information provided in the disclosure schedules to the Teamshares Merger Agreement. As used in the Teamshares Merger Agreement, “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that (i) has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, customer relationships, operations, results of operations or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) does or would reasonably be expected to, individually or in the aggregate, prevent, materially delay or materially impede the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the Teamshares Business Combination, subject to customary exceptions with respect to clause (i) above.

No Survival

The representations and warranties of the parties contained in the Teamshares Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Teamshares Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the Teamshares Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Teamshares Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Teamshares Merger Agreement and the earlier of the Closing or the termination of the Teamshares Merger Agreement in accordance with its terms (the “Interim Period”), including those relating to: (i) the provision of access to their properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the provision of financial statements by Teamshares to our Company; (iv) our public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Closing; (viii) tax matters; (ix) further assurances; (x) public announcements; and (xi) confidentiality.

Each party also agreed during the Interim Period not to solicit or enter into a competing alternative transaction in accordance with customary terms and provisions set forth in the Teamshares Merger Agreement.

The Teamshares Merger Agreement also contains certain customary post-Closing covenants regarding (a) maintenance of books and records; (b) indemnification of directors and officers and the purchase of directors’ and officers’ tail liability insurance; and (c) use of Trust Account proceeds.

The parties made customary covenants regarding the Teamshares Registration Statement to register the shares of our common stock to be issued as Merger Consideration Shares. The Teamshares Registration Statement also contains our proxy statement to solicit proxies from our shareholders to approve, among other things, (i) the Teamshares Merger Agreement and the Teamshares Business Combination, including the Mergers and the Domestication; (ii) to the extent required by Nasdaq, the issuance of any shares in connection with the Transaction Financing (as defined below), including the approval of the issuance of more than 20% of our outstanding common stock; (iii) the effecting of the Domestication, including adoption of the new organizational documents of our Company after the Domestication; (iv) the change of name of our Company to “Teamshares, Inc.” and the adoption and approval of the new amended and restated organizational documents of our Company; (v) the adoption and approval of the Incentive Plan (as defined below); (vi) the appointment of the post-Closing board of directors; and (vii) the approval of the Letter Agreement Amendment (as defined below).

In addition, Teamshares agreed that as promptly as practicable after the Teamshares Registration Statement has become effective, the requisite vote of Teamshares stockholders, by resolutions duly adopted at a meeting of Teamshares’ stockholders or by unanimous written consent, shall have authorized, approved and consented to, the execution, delivery and performance of the Teamshares Merger Agreement and each of the Ancillary Documents to which Teamshares is or is required to be a party or bound, and the consummation of the Teamshares Business Combination, including the Mergers and the Domestication.

The parties agreed that the post-Closing board of directors will consist of up to nine directors, at least a majority of which will qualify as “independent directors” under the listing rules of Nasdaq. Two directors will be designated by our Company prior to the Closing.

We agreed to use our reasonable best efforts during the Interim Period to enter into financing agreements with potential investors (whether structured as a private placement of common equity, convertible preferred equity, convertible debt or other securities convertible into or that have the right to acquire common equity, as Trust Account non-redemption or backstop arrangements or otherwise), in each cash on terms mutually agreeable to Teamshares and our Company, acting reasonably (an “Additional PIPE Investment”, together with the Initial PIPE Investment (as defined below), a “PIPE Investment”); provided, that, the foregoing shall not require the Sponsor to forfeit or transfer any direct or indirect interest in our securities other than as contemplated by the Sponsor Letter Agreement (as defined below).

Teamshares may, from time to time, enter into subscription, purchase or similar financing agreements for debt investments, preferred equity or other equity-linked securities that are convertible to Teamshares common stock, on terms mutually agreeable to Teamshares and our Company, acting reasonably (the “Interim Period Financing” and together with the PIPE Investment, the “Transaction Financing”).

Our Company and Teamshares agreed to use their commercially reasonable efforts to agree, prior to the Closing, to a form of equity incentive plan that provides for the grant of equity and equity-based incentive awards to eligible service providers of Teamshares and its subsidiaries following the Closing (the “Incentive Plan”), which will provide for awards for a number of shares of our common stock equal to five percent (5%) of the aggregate number of shares of our common stock issued and outstanding immediately after the Closing. Within five (5) business days following the expiration of the sixty (60) day period following the date we have filed current Form 10 information with the SEC reflecting its status as an entity that is not a shell company, we shall file an effective registration statement on Form S-8 (or other applicable form) with respect to the shares of our common stock issuable under the Incentive Plan, and we shall use reasonable efforts to maintain the effectiveness of such registration statement(s) (and maintain the current status of the prospectus or prospectuses contained therein) for so long as awards granted pursuant to the Incentive Plan remain outstanding.

We agreed not to, and to cause our subsidiaries not to (including, following the Closing, Teamshares and its subsidiaries), take or omit to take any action that is in bad faith, the primary purpose or primary effect of which is to frustrate, delay or prevent the occurrence of any Triggering Event, avoiding, reducing or preventing the achievement or attainment of the Share Price Targets or the vesting or issuance of any Earnout Shares. Notwithstanding the foregoing, following the Closing, we and our subsidiaries (including, following the Closing, Teamshares and its subsidiaries) will be entitled to operate our respective businesses, and take or omit to take actions, based on the business requirements of our Company and our subsidiaries.

Teamshares agreed to deliver PCAOB-audited financial statements for its fiscal years ended December 31, 2023 and December 31, 2024 (the “GAAP Audited Company Financials”) to us within thirty (30) days following the date of the Teamshares Merger Agreement.

Conditions to Closing

The Teamshares Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of our shareholders; (ii) approval of the stockholders of Teamshares; (iii) approvals of any required governmental authorities and completion of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the rules and regulations promulgated thereunder, expiration periods; (iv) no law preventing the Teamshares Business Combination; (v) the Teamshares Registration Statement having been declared effective by the SEC; (vi) approval for listing on Nasdaq or the New York Stock Exchange (“NYSE”) of our common stock to be issued in connection with the Teamshares Business Combination; and (vii) consummation of Domestication.

It shall also be a mutual closing condition that we shall have cash and cash equivalents equal to at least $120,000,000, including funds remaining in our Trust Account (after giving effect to the completion and payment of the redemption of our Public Shareholders), plus the aggregate proceeds from all Transaction Financings (including Interim Period Financing), whether received by us or Teamshares.

In addition, unless waived by Teamshares, the obligations of Teamshares to consummate the Teamshares Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by us of customary certificates and other Closing deliverables: (i) (a) our fundamental representations and warranties being true and correct in all material respects on and as of the date of the Teamshares Merger Agreement and as of the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (b) subject to certain exceptions, all of our other representations and warranties being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all respects on and as of the date of the Teamshares Merger Agreement and as of the date of the Closing, except where the failure of such representations and warranties to be true and correct, individually or in the aggregate has not had and would not reasonably be expected to have a Material Adverse Effect on, or with respect to, our Company; (ii) our Company having performed in all material respects our obligations and complied in all material respects with its covenants and agreements under the Teamshares Merger Agreement required to be performed or complied with by us on or prior to the date of the Closing and (iii) the absence of any Material Adverse Effect with respect to our Company since the date of the Teamshares Merger Agreement that is continuing and uncured.

Unless waived by our Company, the obligations of our Company, Merger Sub and Merger Sub II to consummate the Teamshares Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Teamshares of customary certificates and other Closing deliverables and ancillary documents: (i) (a) the fundamental representations and warranties of Teamshares being true and correct in all material respects on and as of the date of the Teamshares Merger Agreement and as of the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (b) subject to certain exceptions, all the other representations and warranties of Teamshares being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all respects on and as of the date of the Teamshares Merger Agreement and as of the date of the Closing, except where the failure of such representations and warranties to be true and correct, individually or in the aggregate has not had and would not reasonably be expected to have a Material Adverse Effect on, or with respect to, Teamshares and its subsidiaries; (ii) each of Teamshares and the Seller Representative having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Teamshares Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; and (iii) the absence of any Material Adverse Effect with respect to Teamshares and its subsidiaries since the date of the Teamshares Merger Agreement which is continuing and uncured.

Termination

The Teamshares Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of our Company and Teamshares; (ii) by either our Company or Teamshares, if any of the conditions to Closing have not been satisfied or waived by May 31, 2026 (the “Outside Date”); (iii) by our Company or Teamshares, if a governmental authority of competent jurisdiction has issued, enforced, adopted or entered an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Teamshares Business Combination, and such order or other action has become final and non-appealable (and so long as the terminating party is not the primary cause of, or resulted in, such order or action); (iv) by either our Company or Teamshares in the event of the other party’s uncured breach, if such breach would result in the failure of the related Closing condition (and so long as the terminating party is not in breach under the Teamshares Merger Agreement so as to prevent the conditions to Closing to be satisfied); (v) by our Company if there has been a Material Adverse Effect on Teamshares and its subsidiaries following the date of the Teamshares Merger Agreement, which is uncured and continuing; (vi) by Teamshares if there has been a Material Adverse Effect on our Company following the date of the Teamshares Merger Agreement, which is uncured and continuing; (vii) by either our Company or Teamshares, if we hold the extraordinary general meeting of our shareholders to approve the Teamshares Merger Agreement and the Teamshares Business Combination, and the required shareholder approval is not obtained; (viii) by either our Company or Teamshares, if Teamshares holds its special meeting, and the required Teamshares shareholder approval is not obtained; (ix) by our Company, if (A) Teamshares has not delivered the GAAP Audited Company Financials to us within ninety (90) days from the date of the Teamshares Merger Agreement (provided, that such termination right may no longer be exercised by us after Teamshares has delivered to us the GAAP Audited Company Financials) or (B) the GAAP Audited Company Financials, when delivered, are materially different from the financial statements Teamshares previously provided to us in an adverse manner and (x) by Teamshares if our Class A Ordinary Shares have become delisted from Nasdaq and are not relisted on the Nasdaq or the NYSE within sixty (60) days after such delisting.

If the Teamshares Merger Agreement is terminated, subject to the payment of a termination fee, if applicable, all further obligations of the parties under the Teamshares Merger Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the Teamshares Merger Agreement will have any further liability to any other party thereto, except for liability for fraud or for willful breach of any covenant, obligation or agreement in the Teamshares Merger Agreement prior to termination.

In the event of a termination of the Teamshares Merger Agreement as a result of a material breach by either party, the breaching party will be required to pay a termination fee to the non-breaching party of $3,500,000 plus transaction expenses, with such transaction expenses not to exceed $400,000.

SPAC Representative

The Sponsor is serving as the representative of our former shareholders (other than holders of securities of Teamshares) for the purposes and subject to applicable terms set forth in the Teamshares Merger Agreement, and in such capacity will represent the interests of our shareholders (other than the Teamshares securityholders and their respective successors and assigns) and their respective successors and assignees after the Closing with respect to certain matters under the Teamshares Merger Agreement related to the Earnout Shares.

Seller Representative

Brian Gaebe, Teamshares’ Chief Financial Officer, will act in the capacity as the representative from and after the Effective Time for the Earnout Participants and their assignees. Mr. Gaebe will represent the interests of the Earnout Participants with respect to certain matters under the Merger Agreement related to the Earnout Shares.

Governing Law

The Teamshares Merger Agreement is governed by the laws of the State of Delaware and the parties are subject to exclusive jurisdiction of federal and state courts located in the State of Delaware (and any appellate courts thereof).

Related Agreements

Voting Agreement

Contemporaneously with the execution and delivery of the Teamshares Merger Agreement, our Company and Teamshares entered into Voting and Support Agreements (collectively, the “Voting Agreements”) with certain shareholders of Teamshares (the “Significant Company Holders”) holding sufficient voting power to approve the Mergers and the Teamshares Business Combination, pursuant to which, among other things, the Significant Company Holders agreed to vote their shares of Teamshares stock in favor of the adoption of the Teamshares Merger Agreement, the Ancillary Documents and the approval of the Teamshares Business Combination, subject to certain customary conditions. The Significant Company Holders also agreed to provide a proxy to our Company to vote such shares of Teamshares stock pursuant to the foregoing. Pursuant to the Voting Agreements, the Significant Company Holders also agreed to take certain other actions in support of the Teamshares Merger Agreement and related transactions (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect such Significant Company Holders’ ability to perform their obligations under the Voting Agreements. Pursuant to the Voting Agreements, the Significant Company Holders also agreed not to transfer their shares of Teamshares stock during the period from and including the date of the Voting Agreement and the date on which the Voting Agreement is terminated.

Significant Company Holder Lock-Up Agreements

Contemporaneously with the execution and delivery of the Teamshares Merger Agreement, each Significant Company Holder entered into a lock-up agreement (the “Significant Company Holder Lock-Up Agreement”) with our Company and the SPAC Representative. Pursuant to the Significant Company Holder Lock-Up Agreements, each Significant Company Holder agreed not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or enter into any agreement to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with any respect to, any securities received by the Teamshares stockholders in the Teamshares Business Combination (including the Earnout Shares and shares of our common stock underlying the Assumed Options, collectively the “Restricted Securities”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Restricted Securities, or (iii) publicly announce the intention to do any of the foregoing (each of the foregoing (i), (ii) and (iii), a “Transfer,” in each case, subject to certain customary transfer exceptions), for a period commencing from the Closing and ending on the date that is six months after the Closing (subject to early release on the date after the closing on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their equity holdings in our Company for cash, securities or other property).

Management Lock-Up Agreements

Contemporaneously with the execution and delivery of the Teamshares Merger Agreement, each member of the management team of Teamshares entered into a lock-up agreement (each, a “Management Lock-Up Agreement”) with our Company and the SPAC Representative. Pursuant to the Management Lock-Up Agreements, each member of the management team of Teamshares agreed not to Transfer the Restricted Securities for a period commencing from the Closing and ending on the four-year anniversary of the Closing (subject to early release on the earlier upon (A) the date on which the volume-weighted average trading price of one share of our common stock quoted on Nasdaq (or such other exchange on which the shares of our common stock are then listed) equals or exceeds $25.00 per share for any 20 trading days within any 30 trading period commencing at least 150 days after the Closing, (B) the date after the Closing on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their equity holdings in our Company for cash, securities or other property and (C) the holder’s employment is terminated without cause).

Non-Competition and Non-Solicitation Agreement

Prior to or at the Closing, each member of the management team of Teamshares will enter into a non-competition and non-solicitation agreement (each, a “Non-Competition and Non-Solicitation Agreement”) in favor of Teamshares and our Company and their respective present and future successors and direct and indirect subsidiaries (collectively, the “Covered Parties”). Pursuant to the Non-Competition and Non-Solicitation Agreements, each member of Teamshares’ management will agree for a period of two (2) years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. Each member of the management team will also agree not to disparage the Covered Parties and to customary confidentiality requirements.

A&R Registration Rights Agreement

Prior to or at the Closing, our Company, the Sponsor, certain Teamshares’ shareholders who are expected to be affiliates of our Company immediately after the Closing and the Initial PIPE Investors (as defined below) will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the terms of the A&R Registration Rights Agreement, we will be obligated to file a registration statement within thirty (30) days of Closing to register the resale of shares of common stock held by the Holders (as defined therein) after the Closing, including Earnout Shares, and to use its commercially reasonable efforts to have such registration statement declared effective as soon as reasonably practicable after the filing thereof, but no later than the earlier of (a) the ninetieth (90th) calendar day following the filing date thereof if the SEC notifies us that it will “review” the registration statement and (b) the fifth (5th) business day after the date we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review. The A&R Registration Rights will also provide such Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Letter Agreement Amendment

Contemporaneously with the execution and delivery of the Teamshares Merger Agreement, our Company, Sponsor and Teamshares entered into an amendment (the “Letter Agreement Amendment”) to the Letter Agreement to, among other things, (i) add Teamshares as a third-party beneficiary to the Letter Agreement and (ii) amend the terms of the lock-up set forth in the Letter Agreement to conform with the lock-up terms in the Significant Company Holder Lock-Up Agreements described above.

Sponsor Letter Agreement

Contemporaneously with the execution and delivery of the Teamshares Merger Agreement, we entered into a letter agreement (the “Sponsor Letter Agreement”) with the Sponsor and Teamshares, pursuant to which, among other things, (i) the Sponsor agreed that up to 1,150,000 Founder Shares (the “Deferred Founder Shares”) are subject to forfeiture and shall vest only if certain of the Share Price Targets are achieved during the Earnout Period; (ii) the Sponsor may, solely at its option, use an additional 1,150,000 Founder Shares (the “Incentive Founder Shares”) to incentivize investors in a Transaction Financing, secure Trust Account non-redemption or backstop arrangements or otherwise provide support in connection with any Transaction Financing; and (iii) to the extent that the Sponsor has not transferred or forfeited all of the Incentive Founder Shares at or prior to the Closing pursuant to the foregoing clause (ii), then Sponsor shall forfeit fifty percent (50%) of the remaining Incentive Founder Shares at the Closing and the other remaining fifty percent (50%) of such Incentive Founder Shares (such remaining Incentive Founder Shares, together with the Deferred Founder Shares, the “Earnout Founder Shares”) shall become subject to forfeiture and shall vest only if certain of the Share Price Targets are achieved during the Earnout Period; provided, however, that such Incentive Founder Shares and Deferred Founder Shares described in the foregoing clauses (i), (ii) and (iii) will remain subject to the transfer restrictions in the Letter Agreement.

The Earnout Founder Shares shall vest and no longer be subject to forfeiture as follows:

●	Upon the achievement of the Tier I Share Price Target, 50% of the Earnout Founder Shares will vest and no longer be subject to forfeiture.

●	Upon the achievement of the Tier II Share Price Target, 50% of the Earnout Founder Shares will vest and no longer be subject to forfeiture.

Notwithstanding the foregoing, in the event that during the Earnout Period, we are subject to a Qualifying Change of Control, then, all of the Earnout Founder Shares that have not previously vested shall vest and shall no longer be subject to forfeiture.

PIPE Subscription Agreements

Contemporaneously with the execution of the Teamshares Merger Agreement, certain investors (the “Initial PIPE Investors”) each entered into a PIPE Subscription Agreement with our Company, pursuant to which, we agreed to issue, and the Initial PIPE Investors agreed to purchase, 13,695,652 shares our common stock (the “Initial PIPE Shares”), at a purchase price of $9.20 per share for an aggregate purchase price of $126.0 million, in a private placement (the “Initial PIPE Investment”). The consummation of the Initial PIPE Investment is conditioned on the concurrent Closing and other customary closing conditions. Each Initial PIPE Investor agreed in the PIPE Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Pursuant to the PIPE Subscription Agreements, we have agreed to file a registration statement registering the resale of the Initial PIPE Shares within thirty (30) calendar days after Closing and use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after the filing.

Each PIPE Subscription Agreement shall terminate and be void and of no further force and effect upon the earliest to occur of (i) such date and time as the Teamshares Merger Agreement is terminated in accordance with its terms; (ii) the mutual written agreement of the respective parties to terminate such PIPE Subscription Agreement; or (iii) written notice by either party to the other party to terminate if the transactions contemplated by the PIPE Subscription Agreement are not consummated on or prior to the Outside Date.

The form of Voting Agreement, form of Significant Company Holder Lock-Up Agreement, form of Management Lock-Up Agreement, form of Non-Competition and Non-Solicitation Agreement, form of A&R Registration Rights Agreement, Letter Agreement Amendment, Sponsor Letter Agreement and form of Pipe Subscription Agreement, are filed herein as Exhibits 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15 and 10.16, and are incorporated herein by reference, and the foregoing descriptions of the Voting Agreements, Significant Company Holder Lock-Up Agreement, Management Lock-Up Agreements, Non-Competition and Non-Solicitation Agreement, A&R Registration Rights Agreement, Letter Agreement Amendment, Sponsor Letter Agreement and PIPE Subscription Agreements are qualified in their entirety by reference thereto.

Management Team

Our team is led by (i) Rick Hendrix, our Chairman and Chief Executive Officer and the co-founder of LOMP, and (ii) Adam Fishman, our President, Chief Financial Officer and a Director and a Managing Partner of LOMP. The past performance of our Management Team and Senior Advisor, or their respective affiliates, is not a guarantee of success with respect to any Business Combination we may consummate, including the Teamshares Business Combination. Our shareholders should not rely on the historical record of our Management Team and Senior Advisor or their respective affiliates’ performance as indicative of our future performance.

Prior SPAC Experience

Our Management Team and Senior Advisor have extensive experience with blank check companies and have served as executive officers and directors in four prior SPACs, two of which successfully completed Business Combinations with substantial committed capital:

●	Live Oak Acquisition Corp. (“LOAK”) | LOAK raised $200 million in May 2020. Seven months later, LOAK completed its Business Combination with Danimer Scientific Inc.(“Danimer”), a leading developer and manufacturer of biodegradable plastic materials. The transaction delivered over $400 million of gross proceeds, including ~100% of the trust proceeds (0.01% redemptions) and a fully committed $210 million PIPE (which included ~$50 million from LOMP affiliates). Danimer filed for bankruptcy in March 2025;

●	Live Oak Acquisition Corp. II (“LOKB”) | LOKB raised $253 million in December 2020. Eleven months later, LOKB completed its Business Combination with Navitas Semiconductor (NASDAQ: NVTS), the industry leader in Gallium Nitride Power integrated circuits. The transaction delivered over $320 million of gross proceeds, including ~60% of the trust proceeds (40.06% redemptions) (supported by a $20 million backstop agreement) and an upsized, fully committed $173 million PIPE (which included ~$15 million from LOMP affiliates); as of March 27, 2026, the trading price of NVTS was $8.28;

●	Live Oak Mobility Acquisition Corp. (“LOKM”) | LOKM raised $253 million in March 2021 alongside The Hawksbill Group to focus on the mobility and motion technology sectors. LOKM elected to liquidate and return capital to shareholders in March 2023; and

●	Live Oak Crestview Climate Acquisition Corp. (“LOCC”) | LOCC raised $200 million in September 2021 alongside Crestview Advisors L.L.C. to focus on companies aligned with environmental sustainability. LOCC elected to liquidate and return capital to shareholders in November 2023.

Business Strategy

Our business strategy is to identify and complete our initial Business Combination with a company that can benefit from (i) the managerial and operational experience of our Management Team and Senior Advisor, (ii) additional capital and (iii) access to public securities markets. Our acquisition selection process leverages our Management team and Senior Advisor’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors.

Over the course of their careers, the members of our Management Team and Senior Advisor have developed a broad network of contacts and corporate relationships that we believe serve as a useful source of acquisition opportunities. We utilize the network and industry experience of our Management Team and Senior Advisor in seeking an initial Business Combination and employing our Business Combination strategy. This network has been developed through our Management Team’s and Senior Advisor’s:

●	extensive experience in both investing in and operating in a variety of industries;

●	managerial experience marketing and growing businesses;

●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

●	relationships with sellers, financing providers and target management teams; and

●	experience in executing transactions in a variety of industries under varying economic and financial market conditions.

These networks provide our Management Team and Senior Advisor with a robust flow of acquisition opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, family offices, consultants, accounting firms and large business enterprises. Upon completion of the Initial Public Offering, members of our Management Team and Senior Advisor began (i) communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and )(ii) the disciplined process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We seek candidates with an enterprise value of between $500 million and $2 billion, and we seek to acquire companies that we believe:

●	have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;

●	are at an inflection point or are able to take advantage of public company securities as currency in order to drive improved financial performance;

●	have a diversified customer base better positioned to endure economic downturns and changes in the industry landscape;

●	have strong, experienced management teams, or a platform that will allow us to assemble an effective management team with a track record of driving growth and profitability;

●	provide a scalable platform for add-on acquisitions, which we believe will be an opportunity for our Management Team and Senior Advisor to deliver incremental shareholder value post-acquisition;

●	generate attractive returns on capital and have a compelling use for capital to achieve their growth strategy;

●	exhibit unrecognized value or other characteristics that we believe have been overlooked by the marketplace based on our analysis and due diligence review; and

●	can benefit from being publicly-traded, are prepared to be a publicly-traded company, are capable of generating consistent returns in excess of cost of capital, and can effectively utilize access to the capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management Team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the Teamshares Registration Statement.

Sponsor Information

Our Sponsor is a Delaware limited liability company, which was formed to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Richard J. Hendrix, our Chief Executive Officer is the managing member of our Sponsor and controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our Sponsor. Mr. Hendrix has an 8.9% interest in our Founder Shares through membership interests in our Sponsor. Messrs. Hendrix, Fishman, Wunderlich and Robert Feinstein, who is affiliated with our Company, have an aggregate 32.3% indirect interest in our Founder Shares through membership interests in our Sponsor. Our independent directors have an aggregate 11.4% indirect interest in our Founder Shares through membership interests in our Sponsor. Other third-party accredited investors with pre-existing business relationships with our Management Team and Sponsor have an aggregate 56.3% indirect interest in our Founder Shares through membership interests in our Sponsor. Other than the members of our Management Team and Mr. Wunderlich, no other person has a direct or indirect material interest in our Sponsor. Other than our Management Team, none of the other members of our Sponsor participate in our activities. Aside from Mr. Hendrix, no one has the right to control or manage the Sponsor, or the right to vote or dispose of the Founder Shares that they hold indirectly through their membership interests in our Sponsor.

Additionally, Messrs. Hendrix, Fishman, Wunderlich and Feinstein have an aggregate 23.9% indirect interest in Private Placement Warrants through membership interests in our Sponsor. Our independent directors have an aggregate 10.0% indirect interest in Private Placement Warrants through membership interests in our Sponsor. Other third-party accredited investors with pre-existing business relationships with our Management Team and Sponsor have an aggregate 66.1% indirect interest in Private Placement Warrants through membership interests in our Sponsor. Aside from Mr. Hendrix, no other members of our Sponsor have the right to vote or dispose of the Private Placement Warrants or securities underlying the Private Placement Warrants that they hold indirectly through their holdings of membership units of the Sponsor.

Because our Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Warrants. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. If additional Class A Ordinary Shares, or other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless waived) so that the number of Class A Ordinary Shares so issuable will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Class A Ordinary Shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (subject to certain exclusions described herein) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; the conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, conversion of up to $1,500,000 in Working Capital Loans made to finance transaction costs in connection with an initial Business Combination into warrants of the post-Business Combination entity at a price of $1.00 per warrant, may result in material dilution to our Public Shareholders.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the Founder Shares and Private Placement Warrants, as summarized in the table below. In the event of a transfer of Sponsor membership interests by members of our Sponsor or their affiliates, there will be an indirect transfer of the Founder Shares and Private Placement Warrants held by our Sponsor. While there are currently no circumstances or arrangements contemplated under which our Sponsor, its members or affiliates, or our directors or officers could indirectly transfer ownership of securities owned by our Sponsor through transfers of Sponsor membership interests, such transfers are not prohibited.

Except in their capacity as officers, directors, or Insiders (as defined in the Letter Agreement), investors in our Sponsor are not a party to the Letter Agreement. However, they are bound by the restrictions set forth above with respect to their allocated Founder Shares and Private Placement Warrants or securities underlying the Private Placement Warrants to the extent of, and as a result of, their ownership of membership interests in the Sponsor and their control by the Sponsor’s managing member. The other Sponsor members will not otherwise be bound by the terms of the letter agreement and are not required to vote any public securities they may acquire in favor of an initial Business Combination.

We may also pay consulting, success or finder fees to our Sponsor or a member of our Management Team, Special Advisor or their respective affiliates in connection with the consummation of our initial Business Combination, and we may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Except as set out in the immediately preceding sentence, no terms for any such arrangements have been determined and no written agreements exist with respect to such arrangements.

In addition, in order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Warrants or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

If we do not complete our initial Business Combination within the Combination Period, while we do not currently intend to seek shareholder approval to amend our Amended and Restated Articles to extend the amount of time we have to consummate an initial Business Combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the Combination Period beyond 36 months from the closing of the Initial Public Offering. If we determine not to or are unable to extend the Combination Period or fail to obtain shareholder approval to extend the Combination Period, our Sponsor’s investment in our Founder Shares and our Private Placement Warrants will be worthless.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Teamshares was substantially in excess of 80% of the funds in the Trust Accountant and that the 80% Test was therefore satisfied.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Warrants after the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Warrants may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPACs with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s and Senior Advisor’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination, as of December 31, 2025 in the amount of $239,042,295 (not including amounts held outside of the Trust Account for working capital), before payment of the Deferred Fee and taxes payable, if any, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing, other than PIPE Investments (as defined in the Teamshares Merger Agreement), and there can be no assurance third-party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

We may pursue an initial Business Combination in any business or industry. Although our Management assesses the risks inherent in a particular target business with which we may combine, including Teamshares, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

See “Teamshares Business Combination” above for more information on the equity and financing arrangements in connection with the Teamshares Business Combination.

Sources of Target Businesses

Target Business Combination candidates, such as Teamshares, are brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and large business enterprises seeking to divest non-core assets or divisions. Target businesses may also be brought to our attention by such unaffiliated sources, as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, or a member of our Management Team or Senior Advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to the completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, directors, or our Senior Advisor, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or our Senior Advisor. While Teamshares is not affiliated with our Sponsor, officers, directors or Senior Advisor, in the event we do not consummate the Teamshares Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers, directors or Senior Advisor, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

We believe our Management Team’s and Senior Advisor’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team and our Senior Advisor have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team and Senior Advisor sourcing, acquiring and financing businesses, the reputation of our Management Team and Senior Advisor for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team and Senior Advisor in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team and Senior Advisor with a flow of referrals that has resulted in numerous transactions that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team and Senior Advisor will provide us important sources of investment opportunities.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Teamshares. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Teamshares, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Teamshares Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination, including the Teamshares Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule (as is the case with the Teamshares Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Teamshares Business Combination” above for more information on the requisite approvals in connection with the Teamshares Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers and Senior Advisor and any of their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or Senior Advisor or any of their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers or Senior Advisor or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers and Senior Advisor and any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination in circumstances that may not otherwise have been possible. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, and Senior Advisor and any of their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers or Senior Advisor or any of their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers or Senior Advisor or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers and Senior Advisor and any of their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and are restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers and Senior Advisor and any of their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers or Senior Advisor or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Teamshares Registration Statement, would disclose the possibility that our Sponsor, directors, officers or Senior Advisor or any of their affiliates may purchase shares, rights or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers or Senior Advisor or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Teamshares Registration Statement, would include a representation that any of our securities purchased by our Sponsor, directors, officers or Senior Advisor or any of their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers or Senior Advisor or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers or Senior Advisor or any of their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, officers or Senior Advisor or any of their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, officers or Senior Advisor or any of their affiliates on the likelihood that the Business Combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, officers or Senior Advisor or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers or Senior Advisor or any of their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Teamshares Business Combination” above for more information on permitted purchases of our securities in connection with the Teamshares Business Combination.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.39 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by any Deferred Fee we may pay to the Underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

See “Teamshares Business Combination” above for more information on redemptions of our Public Shares in connection with the Teamshares Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, shares underlying the Private Placement Warrants and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares, we would need 8,625,000, or 37.5%, of the 23,000,000 Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. If our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), are restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the Teamshares Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,330,000 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.39 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.05 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $1,330,000 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.05 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Messrs. Hendrix and Fishman. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as Teamshares. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Teamshares. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 3, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no operating revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, including the Teamshares Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Teamshares, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to our shareholders in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	if we do not consummate the Teamshares Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Teamshares, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure our shareholders that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, Senior Advisor and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to shareholders of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond the current end of the Combination Period before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	if the Teamshares Business Combination is not consummated, because we are not limited to evaluating a target business in a particular industry sector, our shareholders may unable to ascertain the merits or risks of any particular target business’ operations;

●	if the Teamshares Business Combination is not consummated we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Teamshares Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if our initial Business Combination, such as the Teamshares Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	if we do not complete the Teamshares Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team our Senior Advisor and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price our shareholders might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Live Oak Sponsor V, LLC, and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to our shareholders and may make it more difficult to compare our performance with other public companies.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Teamshares and the Teamshares Business Combination, please see the Teamshares Registration Statement, once publicly filed.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Warrants Purchase Agreement and (iv) Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the Underwriters. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold, except to permitted transferees, prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. In no event, however, will the Letter Agreement be amended to enable the Sponsor, officers or directors to redeem any of their Founder Shares from the aggregate amount then on deposit in the Trust Account.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the consolidated financial statements included elsewhere in this Report were issued.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before March 3, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2025 related to the evaluation of the PIPE Subscription Agreements and the incorrect conclusion on the related accounting treatment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure our shareholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Teamshares, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 4921 William Arnold Road, Memphis, TN 38117, and our telephone number is (901) 270-3107. The cost for our use of this space is included in the $17,500 per month fee we pay to LOMP, an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “LOKVU”, “LOKV” and “LOKVW”, respectively. Our Units commenced public trading on February 28, 2025, and our Public Shares and Public Warrants commenced separate public trading on April 21, 2025.

(b) Holders

On March 30, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and two holders of record of our Warrants.

(c) Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f) Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of 4,500,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $4,500,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g) Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 First Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on November 27, 2024 for the purpose of effecting a Business Combination. Our Sponsor is Live Oak Sponsor V, LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Teamshares Business Combination, will be successful.

Our IPO Registration Statement became effective on February 27, 2025. On March 3, 2025, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $23,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of 4,500,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $4,500,000. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $231,150,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) an interest or non-interest bearing bank deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Teamshares Business Combination

On November 14, 2025, we entered into the Teamshares Merger Agreement with (i) the Merger Subs, (ii) Teamshares, (iii) the Sponsor, from and after the Closing, solely in the capacity as the representative for our shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement and (iv) Brian Gaebe, in the capacity as the representative from and after the Closing of the Earnout Participants (as defined in the Teamshares Merger Agreement) and their respective successors and assignees in accordance with the terms and conditions of the Teamshares Merger Agreement. Pursuant to the Teamshares Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, we will continue out of the Cayman Islands and into the State of Delaware and domesticate as a Delaware corporation, (ii) at the Closing, Merger Sub will merge with and into Teamshares with Teamshares surviving such merger as our wholly-owned subsidiary and (iii) immediately following such and as part of the same overall transaction as such merger, the surviving corporation will merge with and into Merger Sub II and as a result of which (a) all of the issued and outstanding capital stock of Teamshares as of immediately prior to the initial merger shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right of each Teamshares stockholder to receive its pro rata share of the Stockholder Merger Consideration (as defined below) and each Earnout Participant to receive their Earnout Shares (as defined in the Teamshares Merger Agreement) and (b) the in-the-money Teamshares options shall be assumed (with equitable adjustments to the number and exercise price of such Teamshares options) and replaced with options exercisable into shares of our common stock, all upon the terms and subject to the conditions set forth in the Teamshares Merger Agreement and in accordance with applicable law.

For a full description of the Teamshares Merger Agreement and the proposed Teamshares Business Combination, please see Item 1. “Business” and the Teamshares Registration Statement, once filed.

Recent Developments

On February 25, 2026, the Board appointed Somsak Chivavibul as a Class I director of the Board, effective immediately. The Board determined that Mr. Chivavibul qualifies as an independent director and appointed him to serve as a member of the Audit Committee and the chair of the Compensation Committee. In connection with the appointment, we entered into a joinder to the Letter Agreement with Mr. Chivavibul, as well as an indemnification agreement, which are substantially similar to those entered into by our current officers and directors.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 27, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Teamshares Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $16,495,381, which consists of operating costs of $9,113,588 and initial loss on the PIPE Subscription Agreements liability of $15,582,052, and change in fair value of the liability of $307,964, offset by interest income on marketable securities held in the Trust Account of $7,892,295 and change in fair value of the PIPE Subscription Agreements liability of $307,964.

For the period from November 27, 2024 (inception) through December 31, 2024, we had a net loss of $18,571, which consists of general and administrative expenses.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $231,150,000 was placed in the Trust Account. We incurred fees of $7,723,148 in connection with the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $573,148 of other offering costs

For the year ended December 31, 2025, cash used in operating activities was $1,275,338. Net loss of $16,495,381 was affected by interest earned on marketable securities held in the Trust Account of $7,892,295, initial loss on the PIPE Subscription Agreements liability of $15,582,052, change in fair value of the PIPE Subscription Agreements liability of $307,964 and payment of expenses through the IPO Promissory Note of $2,251. Changes in operating assets and liabilities provided $7,835,999 of cash for operating activities.

For the period from November 27, 2024 (inception) through December 31, 2024, net cash used in operating activities was $0. Net loss of $18,571 was impacted by payment of formation costs included in general and administrative expenses through the IPO Promissory Note of $5,370 and payment of general and administrative expenses through the IPO Promissory Note of $10,451. Changes in operating assets and liabilities provided $2,750 of cash from operating activities.

As of December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024, we had marketable securities held in the Trust Account of $239,042,295 and $0, respectively (including approximately $7,892,295 and $0, respectively, of interest income consisting of money market funds with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024, we had cash and cash equivalents held outside of the Trust Account of approximately $1,329,433 and $0, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the completion of our Initial Public Offering. The loan of $176,573 was fully repaid upon the consummation of our Initial Public Offering on March 3, 2025. As of December 31, 2024, we had borrowed $58,367 under the IPO Promissory Note. As of December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions, among others, raise substantial doubt about our ability to continue as a going concern one year from the date the consolidated financial statements included elsewhere in this Report are issued. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026). There can be no assurance that our plans to raise capital or to consummate an initial Business Combination, including the Teamshares Business Combination, will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 28, 2025, and until the completion of our Business Combination or liquidation, we reimburse LOMP, an affiliate of the Sponsor, $17,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, we incurred and paid $175,000 in fees for these services. For the period ended November 27, 2024 (inception) through December 31, 2024, we did not incur any fees for these services.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On March 3, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a commission of $250,000 upon the closing of the Initial Public Offering. We also agreed to reimburse the Underwriters for certain of its out-of-pocket costs for the Initial Public Offering up to an aggregate reimbursement allowance of $35,000 for legal fees related to the review by FINRA.

Additionally, the Underwriters are entitled to the Deferred Fee of $6,900,000 (3.0% of the gross proceeds of the Initial Public Offering), which is payable to the Underwriters upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement The Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Advisory Fee

We have also engaged Santander US Capital Markets LLC, the representative of the Underwriters (the “Representative”), to provide advisory services from time to time to us. As compensation for the services provided under an engagement letter, we shall pay the Representative a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination (the “Advisory Fee”). We have agreed to indemnify the Representative and its affiliates in connection with its role in providing such advisory services. The termination clause in the engagement letter deems the Advisory Fee earned and recordable as of December 31, 2025, and $6,900,000 has been recorded as deferred advisory fee on the consolidated balance sheets of the consolidated financial statements included elsewhere in this Report.

PIPE Subscription Agreements

Contemporaneously with the execution of the Teamshares Merger Agreement, we entered into PIPE Subcription Agreements with certain investors in connection with the proposed Teamshares Business Combination. Pursuant to the PIPE Subscription Agreements, such investors committed to purchase shares of our Class A common stock at $9.20 per share, subject to customary closing conditions. The PIPE investment is expected to close concurrently with the consummation of the Teamshares Business Combination. See Part I, Item 1 “Business” for more information on the PIPE Subscription Agreements.

We account for each PIPE Subscription Agreement as a derivative instrument in accordance with the guidance in FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity”. (“ASC 815-40”). The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the consolidated statements of operations of the consolidated financial statements included elsewhere in the Report. As of December 31, 2025 and 2024, the fair value of the PIPE Subscription Agreements liability was $15,274,088 and $0, respectively.

Fee Letter Agreement

In connection with the proposed Teamshares Business Combination, on December 24, 2025 we entered into a fee letter agreement pursuant to which wer obligated to pay a closing fee of $1,000,000 to the lenders in connection with a credit agreement entered into by Teamshares, if a forward purchase agreement (“FPA”) is entered into by the termination date (the “Fee Letter Agreement”). If an FPA is not entered into by the termination date, the fee payable to lenders would increase to $5,000,000. The Fee Letter Agreement was analyzed under FASB ASC Topic 815, “Derivatives and Hedging” and concluded that the Sponsor Compensation (as defined under the Fee Letter Agreement) obligation must be accounted for as a liability, measured at fair value with changes recognized in earnings, because equity classification under ASC 815-40 is explicitly precluded. We assessed the value of the Fee Letter Agreement and determined it to be immaterial to the consolidated financial statements included elsewhere in the Report, and as such, no liability or expense has been recorded in connection with the Fee Letter Agreement as of December 31, 2025.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025 and 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the consolidated financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the existence of material weaknesses related to the evaluation of the complex financial instruments and the incorrect conclusion on the related accounting treatment.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Richard J. Hendrix	60	Chief Executive Officer and Chairman of the Board of Directors
Adam J. Fishman	46	President, Chief Financial Officer and Director
Ashton Hudson	53	Director
Andrea Tarbox	75	Director
Somsak Chivavibul	59	Director

The experience of our directors and executive officers is as follows:

Richard. J. Hendrix, our Chairman and Chief Executive Officer since inception, is currently the founder and Managing Partner of LOMP. Founded in 2019, LOMP is a merchant banking firm specializing in Principal Investments, SPAC Sponsorship, and Corporate Advisory. LOMP partners with founders, sponsors, and management teams to assist companies with growth strategies and access to efficient sources of capital. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings, raising funds for founder-led and sponsor-backed companies. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors, and large shareholders regarding corporate strategy, capital structure, and capital access. Mr. Hendrix has served as the Chief Executive Officer of four LOMP-sponsored SPACs, including vehicles that merged with Danimer Scientific (NYSE: DNMR) and Navitas Semiconductor (NASDAQ: NVTS), as further discussed below. Mr. Hendrix currently serves as the Chair of the Board of Navitas. Mr. Hendrix has significant leadership experience in the financial industry. Prior to founding LOMP, Mr. Hendrix served as Chairman and Chief Executive Officer of FBR & Co., or FBR (formerly NASDAQ: FBRC), a middle-market focused investment banking and brokerage firm. He assumed that role in January 2009, and subsequently oversaw 12 strategic transactions, including six acquisitions. Under his leadership, FBR ultimately executed a merger with B. Riley Financial, Inc. (NASDAQ: RILY) in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial. Prior to serving as Chairman and Chief Executive Officer of FBR, Mr. Hendrix was President and Chief Operating Officer for FBR’s parent company, Arlington Asset Investment Corp. (former NYSE: AAIC), where he managed day-to-day operations for the firm, as well as served as its Chief Investment Officer. He oversaw both FBR’s carveout from AAIC and its subsequent IPO as an independent company. Prior to his roles as President and then Chief Executive Officer, he was Head of Investment Banking, and prior to that role headed FBR’s real estate and industrials investment banking groups. Over his tenure, he helped to grow FBR into a leading bookrunner for initial common stock offerings for middle market U.S. companies. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix is an Operating Executive at Crestview Partners, a middle-market focused private equity firm. He is also the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix graduated from Miami University with a BS in Finance. We believe Mr. Hendrix is well qualified to serve as our Chairman due to his extensive operating, investing and financial experience.

Adam J. Fishman, our President, Chief Financial Officer and a Director since inception, is currently a Managing Partner at LOMP, where he has served as an executive officer of three LOMP-sponsored SPACs starting with LOMP Acquisition Corp. II. Mr. Fishman joined the firm from Jefferies LLC, where he was a Managing Director from February 2018 to November 2020 and started the firm’s Permanent Capital Group. Mr. Fishman originated and executed SPAC transactions, including initial public offerings, assisting management in evaluating targets for merger consideration, and structuring and executing PIPE investments to support mergers. He was also responsible for originating and marketing pre-IPO private placements for companies across all industries. Prior to joining Jefferies, Mr. Fishman was an Executive Vice President and Head of Institutional Brokerage at FBR & Co. (“FBR”) (formerly NASDAQ: FBRC), a middle market focused investment banking and brokerage firm. At FBR, he led the collective Research, Sales and Trading organizations. Mr. Fishman was responsible for relationship management for a broad range of investors such as Mutual Funds, Hedge Funds, Alternative Asset Managers, Pensions, Endowments, Insurance and Family Offices. During his tenure, FBR was a top 3 lead-left bookrunner for initial common stock offerings for small and mid-cap companies, including late-stage private placements executed under Rule 144A and IPOs. Mr. Fishman also served on FBR’s Commitment Committee, where he was responsible for analyzing, structuring and selling all public and private investment offerings, and was a Named Executive Officer for FBR. As a member of the firm’s Executive Committee, Mr. Fishman was a key contributor to the firm’s strategic vision and execution, including evaluating and executing numerous corporate acquisitions, divestments and partnerships. Mr. Fishman began his career as an Associate Director in the New York office of CIBC World Markets. He graduated from Brandeis University with a B.A in Sociology, cum laude. Mr. Fishman is well qualified to serve as a director due to his extensive experience in SPAC transactions, capital markets, and public company leadership, including his service as a member of executive management of publicly traded companies. We believe Mr. Fishman is well qualified to serve on our Board because his background in originating and executing complex merger and financing transactions provides the Board with valuable expertise in strategic oversight, capital formation, and corporate governance.

Ashton Hudson has served as a member of our Board of Directors since February 2025. Since 2008, Mr. Hudson has been a Partner in Value Acquisition Fund, an acquisition, development and asset management company. Prior to beginning his investment career, Mr. Hudson practiced law with the firm of Parker, Hudson, Rainer & Dobbs LLP, from 1997 to 2000, where his legal practice was primarily focused on corporate finance, mergers and acquisitions, general corporate law and securities law. Mr. Hudson previously served as a director of Forestar Group, Inc. (NYSE: FOR), where from February 2016 to August 2019 he sat on the Audit, Compensation and Corporate Governance Committees, and as a director of the Jacksonville Electric Authority, one of the largest municipally owned utilities in the United States, where from March 2008 to April 2013 he chaired the Audit and Finance Committees and served a two-year term as Chairman of the Board. Since February 2020 he has served on the Florida Region board of directors of Fifth Third Bank. Until its sale to Anticimex in February 2018, Mr. Hudson was the majority owner and Executive Chairman of Turner Pest Control, one of the largest and fastest growing pest control providers in the United States. Mr. Hudson earned his B.S., cum laude, in business and accountancy, from Wake Forest University. He received his J.D., magna cum laude, from the Wake Forest University School of Law, where he was a Cooke Foundation Scholar, Articles Editor of the Law Review, member of the Moot Court Board and Order of the Coif. We believe Mr. Hudson is well qualified to serve as a director due to his extensive operational, legal and investing experience.

Andrea Tarbox has served as a member of our Board of Directors since February 2025. Since August 2021, Ms. Tarbox has served on the board of directors of Solo Brands Incorporated (NYSE: DTC), and served as its interim Chief Financial Officer from December 10, 2023 until February 5, 2024. Previously, Ms. Tarbox served as CFO and a member of the board of directors for Live Oak Acquisition Corp. II, a special purpose acquisition company (formerly NYSE: LOKB), from December 2020 until October 2021 and as Chief Financial Officer and a member of the board of directors of Live Oak Acquisition Corp. (formerly NYSE: LOAK), a special purpose acquisition company, from May 2020 until December 2020. Before that, Ms. Tarbox served as Chief Financial Officer and Executive Vice President of KapStone Paper & Packaging (formerly NYSE: KS), from 2007 until 2018. Previously, Ms. Tarbox held positions at various companies, including Uniscribe Professional Services, Inc., a provider of paper-and technology-based document management solutions, Gartner Inc., a research and advisory company, British Petroleum, p.l.c., (NYSE: BP) and Fortune Brands, Inc., a holding company with diversified product lines. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island. We believe Ms. Tarbox is well qualified to serve as a director due to her extensive accounting and financial experience, operational background, and her significant experience in acquiring and integrating companies.

Somsak Chivavibul has served as a member of our Board of Directors since February 2026. Mr. Chivavibul has over 25 years of experience in public company financial management, capital markets, strategic planning, and risk oversight. Since 2018, Mr. Chivavibul has been serving as a Director at Gift Hero, Inc., a platform offers a unified space to create and manage wish lists. From April 2017 to February 2018, Mr. Chivavibul served as the Chief Decision Management Officer at Navient Corporation (“Navient”) and served as its Chief Financial Officer from May 2014 to April 2017, where he oversaw all aspects of the finance functions, including accounting and financial reporting, financial planning and analysis, treasury and capital markets, tax, and investor relations. From April 1992 to April 2014, Mr. Chivavibul held progressively senior finance and treasury leadership roles at Sallie Mae, where he was involved in the company’s privatization, portfolio acquisitions, capital planning during the financial crisis, and the 2014 spin-off that created Navient. He began his career as an auditor at Ernst & Young. Mr. Chivavibul holds a bachelor’s degree in accounting from the University of Maryland and passed the Certified Public Accountant examination. We believe Mr. Chivavibul is well qualified to serve as a director due to his experience in public company finance leadership, SEC reporting, and direct engagement with boards, auditors, and rating agencies.

Senior Advisor

Gary K. Wunderlich, Jr., joined Pinnacle Financial Partners (NASDAQ: PNFP) in 2023 to become President and Chief Executive Officer of PNFP Capital Markets, Inc., the investment banking subsidiary of Pinnacle Bank, of whom will serve as our Senior Advisor. Mr. Wunderlich is responsible for growing the firm’s M&A, debt and equity placement, syndications, and derivatives businesses.

Prior to Pinnacle, Mr. Wunderlich was Managing Partner at LOMP, which he co-founded in 2019. Prior to LOMP, Mr. Wunderlich was the founder and Chief Executive Officer of Wunderlich Securities, Inc. (“WSI”), a full-service investment banking and brokerage firm, from 1996 until its successful merger in July 2017 with B. Riley Financial, Inc. (NASDAQ: RILY). Following the merger, he served as a director of B. Riley Financial, Inc. from August 2017 to July 2018 and remained Chief Executive Officer of Wunderlich (rebranded B Riley Wealth) until November of 2018. As Chief Executive Officer of Wunderlich, Mr. Wunderlich was involved in all aspects of company growth from a virtual start-up into a full-service investment bank. Firm-wide revenues grew to approximately $120 million in 2017. In addition to wealth management and institutional fixed income, Mr. Wunderlich oversaw an investment banking department that was a manager or co-manager of 151 transactions raising over $21.5 billion in proceeds for issuers in the three years prior to its merger with B Riley. WSI was ranked as one of the fastest growing private companies in America by Inc. Magazine for several years between 2011 and 2013. In 2011, Mr. Wunderlich, along with WSI and WSI’s Chief Compliance Officer, consented, without admitting or denying the findings therein, to the entry of an SEC order finding that, from 2007 to 2009, as WSI was converting hundreds of its existing fee-based brokerage accounts to investment advisory accounts, in response to regulatory changes affecting certain broker-dealers that provided investment advice, WSI willfully violated the Investment Advisers Act of 1940, or the Advisers Act, and its rules by failing to have adequate written policies and procedures and a code of ethics, and Mr. Wunderlich, who was then WSI’s Chief Executive Officer, willfully aided and abetted and caused such violations. The order also found that WSI willfully violated the Advisers Act and its rules by overcharging advisory clients for commissions and other transactional fees totaling approximately $120,835 in approximately 6,338 separate transactions, which the SEC stated appeared to have occurred primarily due to back-office errors, and by engaging in principal trading without providing certain required disclosures to its clients. In connection with the WSI/B. Riley transaction, WSI was named the respondent in a FINRA arbitration arising from WSI’s 2013 acquisition of Dominick & Dickerman LLC’s asset management business. The arbitration panel initially ruled in favor of the claimants against WSI, and this ruling was the subject of extensive federal court litigation before the parties ultimately settled their dispute, which is fully and finally resolved.

Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association, a trade association of regional financial services firms. He also served in various capacities with the Financial Industry Regulatory Authority, including serving on the National Advisory Board, the District 5 Committee as both a Chairman and member, and on the National Membership Council as a member. Mr. Wunderlich has for 15 years been a member of the Young Presidents’ Organization and participates in the Family Business, Family Office, Financial Services and Entrepreneurship and Innovation Networks. Mr. Wunderlich was also inducted into the Society of Entrepreneurs, an organization of leading Memphis area business owners and executives, where he serves as a Director. He is also the Managing Member of Eighty Park Avenue Partners LLC, a family investment vehicle.

Mr. Wunderlich currently serves on the boards of the Society of Entrepreneurs, Memphis River Parks Partnership, Memphis in May International Festival, ArtsMemphis and The Campbell Foundation, as well as on the advisory board of SIFMA. He is also a member of YPO Southern 7 Gold Chapter. Mr. Wunderlich received a BA in economics from the University of Virginia and an MBA in finance from the University of Memphis.

Our Senior Advisor (i) assists us in sourcing and negotiating with potential Business Combination targets and (ii) provides business insights when we assess potential Business Combination targets. In this regard, he fulfills some of the same functions as our Board members. However, he has no written advisory agreements with us. Our Senior Advisor indirectly owns a pecuniary interest in the Founder Shares held by the Sponsor, but is not currently party to any agreements to receive additional compensation. Our Senior Advisor is not be under any fiduciary obligations to us, nor does he perform Board or committee functions. He is also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our Board members are subject. Accordingly, if our Senior Advisor becomes aware of a Business Combination opportunity that is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we continue to create value in businesses that we may acquire.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Hudson and Mr. Chivavibul, expires at our first annual general meeting. The term of office of the second class of directors, which consists of Ms. Tarbox, expires at the second annual general meeting. The term of office of the third class of directors, which consists of Messrs. Hendrix and Fishman, expires at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

Our Board has establish the Audit Committee. Messrs. Hudson and Chivavibul and Ms. Tarbox serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Messrs. Hudson and Chivavibul and Ms. Tarbox are each independent.

Ms. Tarbox serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Ms. Tarbox qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established the Compensation Committee. The members of the Compensation Committee are Messrs. Hudson and Chivavibul and Ms. Tarbox. Mr. Chivavibul serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Hudson and Chivavibul and Ms. Tarbox are each independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Hudson and Chivavibul and Ms. Tarbox. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On February 13, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, from available working capital (if any):

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note. As of December 31, 2024, we had borrowed $58,367 under the IPO Promissory Note. As of December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by LOMP, in an amount equal to $17,500 per month, pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, we incurred and paid $175,000 in fees for these services. For the period ended November 27, 2024 (inception) through December 31, 2024, we did not incur any fees for these services;

●	Payment of consulting, success or finder fees to our Sponsor or a member of our Management Team and Senior Advisor, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of any Working Capital Loans that may be made by our Sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024, we did not have any borrowings under any Working Capital Loans.

After the completion of our initial Business Combination, directors or members of our Management Team and Senior Advisor who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the Teamshares Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

For more information on the proposed employment arrangements in connection with the Teamshares Business Combination, see Item 1. “Business” and the Teamshares Registration Statement, once publicly filed.

Compensation Recovery and Clawback Policy

On February 13, 2025, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 30, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our Ordinary Shares, consisting of (i) 23,000,000 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 30, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Total Outstanding Ordinary Shares
Live Oak Sponsor V, LLC(2)(3)	—	—	5,750,000	100%	—
Richard J. Hendrix(2)(3)	—	—	5,750,000	100%	—
Adam J. Fishman(3)	—	—	—	—	—
Ashton Hudson(3)	—	—	—	—	—
Andrea Tarbox(3)	—	—	—	—	—
Somsak Chivavibul(3)	—	—	—	—	—
All officers and directors as a group (5 persons)	—	—	5,750,000	100%	—

Other 5% Shareholders
Magnetar Parties(4)	1,750,000	6.25%	—	—	6.09%
Barclays PLC(5)	1,640,460	5.86%	—	—	5.71%
Tenor Parties(6)	1,500,000	5.36%	—	—	5.22%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Live Oak Acquisition Corp. V, 4921 William Arnold Road, Memphis, Tennessee 38117.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in our IPO Registration Statement.
(3)	Live Oak Sponsor V, LLC our Sponsor, is the record holder of such Founder Shares. Richard J. Hendrix, our Chief Executive Officer, is the managing member of our Sponsor and controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our Sponsor. Mr. Hendrix disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. All of our officers and directors and certain of their affiliates are direct or indirect members of our Sponsor. Each such person disclaims any beneficial ownership of the reported Founder Shares, other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on May 9, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the “Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(5)	According to a Schedule 13G/A filed with the SEC on November 12, 2025 by Barclays PLC, a United Kingdom public limited company (“Barclays”). The principal business address of Barclays is 1 Churchill Place, London - E14 5HP, United Kingdom.
(6)	According to a Schedule 13G filed with the SEC on March 5, 2025 by (i) Tenor Capital Management Company, L.P, a Delaware limited partnership (“Tenor Capital”), (ii) Tenor Opportunity Master Fund, Ltd. a Cayman Islands exempted company (the “Master Fund”) and (iii) Robin Shah, a citizen of the United States (“Mr. Shah”, and collectively with Tenor Capital and the Master Fund, the “Tenor Parties”). The Public Shares are held by the Master Fund and Tenor Capital serves as the investment manager to the Master Fund. Mr. Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Tenor Parties may be deemed to have shared voting and dispositive power with respect to the Public Shares owned directly by the Master Fund. The principal business address of each of the Tenor Parties is 810 Seventh Avenue, Suite 1905, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Teamshares Business Combination, please see Item 1. “Business” and the Teamshares Registration Statement, once publicly filed.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 Founder Shares.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding Ordinary Shares after the Initial Public Offering. Up to 750,000 of the Founder Shares were subject to be surrender for no consideration depending on the extent to which the Over-Allotment Option was exercised. On March 3, 2025, the Underwriters exercised the Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture. Our Public Shareholders may incur material dilution due to anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreement, we completed the private sale of 4,500,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $4,500,000. The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and (ii) are entitled to registration rights.

Prior to or in connection with the completion of our initial Business Combination, we may pay our Sponsor or a member of our Management Team and Senior Advisor or one of their affiliates of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from available working capital (if any).

We reimburse LOMP, an affiliate of our Sponsor in an amount equal to $17,500 per month for office space, utilities and secretarial and administrative support made available to us pursuant to the Administrative Services Agreement. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2025, we incurred and paid $175,000 in fees for these services. For the period ended November 27, 2024 (inception) through December 31, 2024, we did not incur any fees for these services.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the completion of our Initial Public Offering. The loan of $176,573 was fully repaid upon the consummation of our Initial Public Offering on March 3, 2025. As of December 31, 2024, we had borrowed $58,367 under the IPO Promissory Note. As of December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available.

We expect to fund our working capital requirements prior to the time of our initial Business Combination from funds held outside the Trust Account. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024, we did not have any borrowings under any Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have until March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026) or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for such an extension, our Public Shareholders will be offered an opportunity to vote on the extension and to redeem their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law. No redemption rights shall be offered to our Public Shareholders in connection with any such extension from December 3, 2026 to March 3, 2027 since we have executed a definitive agreement for an initial Business Combination by December 3, 2026.

Any of the foregoing payments to our Sponsor or LOMP, repayments of loans from our Sponsor or repayments of Working Capital Loans prior to our initial Business Combination will be made using working capital.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the Teamshares Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii)  warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination.

Our Sponsor, directors and officers have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the Teamshares Business Combination, see Item 1. “Business” and the Teamshares Registration Statement, once publicly filed.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Messrs. Hudson and Chivavibul and Ms. Tarbox are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024 totaled approximately $112,000 and $2,750, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the year ended December 31, 2025 and the period from November 27, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3

Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from November 27, 2024 (inception) through December 31, 2024.	F-4

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2025 and for the period from November 27, 2024 (inception) through December 31, 2024.	F-5

Consolidated Statements of Cash Flows for year ended December 31, 2025 and for the period from November 27, 2024 (inception) through December 31, 2024.	F-6

Notes to Consolidated Financial Statements	F-7 to F-21

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

LIVE OAK ACQUISITION CORP. V

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from November 27, 2024 (Inception) Through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2025 and for the Period from November 27, 2024 (Inception) Through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from November 27, 2024 (Inception) Through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Live Oak Acquisition Corp. V

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Live Oak Acquisition Corp. V (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and for the period from November 27, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from November 27, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a business combination by March 3, 2027, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 30, 2026

PCAOB ID Number 100

LIVE OAK ACQUISITION CORP. V

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,329,433	$—
Due from Sponsor	713	—
Prepaid expenses	86,667	8,502
Deferred offering costs	—	59,044
Total Current assets	1,416,813	67,546
Long-term prepaid insurance	14,167	—
Marketable securities held in Trust Account	239,042,295	—
TOTAL ASSETS	$240,473,275	$67,546

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Accrued expenses	$1,036,287	$2,750
Accrued offering costs	75,000	—
IPO Promissory Note - related party	—	58,367
Total Current liabilities	1,111,287	61,117
PIPE Subscription Agreements liability	15,274,088	—
Deferred Advisory Fee	6,900,000	—
Deferred underwriting fee	6,900,000	—
TOTAL LIABILITIES	30,185,375	61,117

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares subject to possible redemption; 23,000,000 and no shares at redemption value of $10.39 and $0 per share as of December 31, 2025 and 2024, respectively	239,042,295	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares and no shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(28,754,970)	(18,571)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(28,754,395)	6,429
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ EQUITY (DEFICIT)	$240,473,275	$67,546

The accompanying notes are an integral part of these consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from November 27, 2024 (Inception) Through December 31, 2024
General and administrative costs	$2,213,588	$18,571
Advisory Fee	6,900,000	—
Loss from operations	(9,113,588)	(18,571)

OTHER INCOME
Initial loss on PIPE Subscription Agreements liability	(15,582,052)	—
Change in fair value of PIPE Subscription Agreements liability	307,964	—
Interest earned on marketable securities held in Trust Account	7,892,295	—
Total other income	(7,381,793)	—

NET LOSS	$(16,495,381)	$(18,571)

Weighted average shares outstanding of Class A Ordinary Shares	19,156,164	—
Basic net loss per Ordinary Share, Class A Ordinary Shares	$(0.67)	$—
Weighted average shares outstanding of Class A Ordinary Shares	19,156,164	—
Diluted net loss per Ordinary Share, Class A Ordinary Shares	$(0.66)	$—
Weighted average shares outstanding of Class B Ordinary Shares	5,624,658	5,000,000
Basic net loss per Ordinary Share, Class B Ordinary Shares	$(0.67)	$(0.00)
Weighted average shares outstanding of Class B Ordinary Shares	5,750,000	5,000,000
Diluted net loss per Ordinary Share, Class B Ordinary Shares	$(0.66)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM NOVEMBER 27, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — November 27, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(18,571)	(18,571)

Balance – December 31, 2024	—	—	5,750,000	575	24,425	(18,571)	6,429

Sale of Private Placement Warrants	—	—	—	—	4,500,000	—	4,500,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,185,000	—	2,185,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(84,264)	—	(84,264)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(6,625,161)	(12,241,018)	(18,866,179)

Net loss	—	—	—	—	—	(16,495,381)	(16,495,381)

Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(28,754,970)	$(28,754,395)

The accompanying notes are an integral part of these consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from November 27, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(16,495,381)	$(18,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs included in general and administrative expenses through IPO Promissory Note – related party	—	5,370
Payment of expenses through IPO Promissory Note – related party	2,251	10,451
Interest earned on marketable securities held in Trust Account	(7,892,295)	—
Initial loss on PIPE Subscription Agreements liability	15,582,052	—
Change in fair value of PIPE Subscription Agreements liability	(307,964)	—
Changes in operating assets and liabilities:
Prepaid expenses	(83,371)	—
Long-term prepaid insurance	(14,167)	—
Accrued expenses	1,033,537	2,750
Advisory Fee payable	6,900,000	—
Net cash used in operating activities	(1,275,338)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)	—
Net cash used in investing activities	(231,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	229,750,000	—
Proceeds from sale of Private Placements Warrants	4,500,000	—
Repayment from Sponsor	(713)	—
Repayment of IPO Promissory Note - related party	(176,573)	—
Payment of offering costs	(317,943)	—
Net cash provided by financing activities	233,754,771	—

Net change in cash and cash equivalents	1,329,433	—
Cash and cash equivalents, beginning of the period	—	—
Cash and cash equivalents, end of the period	$1,329,433	$—

Non-cash investing and financing activities:
Prepaid expenses paid through IPO Promissory Note – related party	$—	$28,955
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$115,955	$13,591
Offering costs included in accrued offering costs	$82,107	$—
Deferred underwriting fee payable	$6,900,000	$—
Deferred offering costs applied to prepaid expense	$5,206	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had two wholly owned subsidiaries, Catalyst Sub Inc., a Delaware corporation, incorporated on November 6, 2025 (“Merger Sub”), and Catalyst Sub 2 LLC, a Delaware limited liability company, incorporated on November 6, 2025 (“Merger Sub II”, and together with Merger Sub, the “Merger Subs”), which were formed solely in contemplation of the proposed Teamshares Business Combination (as defined and described below). The Merger Subs have not commenced any operations and have only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the Teamshares Business Combination.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from November 27, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Teamshares Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Live Oak Sponsor V LLC, a Delaware limited liability company (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 10, 2025, as amended (File No. 333-284207), was declared effective on February 27, 2025 (the “IPO Registration Statement”).  On March 3, 2025, the Company consummated the initial public offering of 23,000,000 units of the Company at $10.00 per unit (the “Units”), which included the full exercise by the several underwriters of the Initial Public Offering (the “Underwriters”) of their over-allotment option (the “Over-Allotment Option”) in the amount of 3,000,000 Units (the “Option Units”), at $10.00 per Option Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,500,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $4,500,000 (the “Private Placement”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee (as defined in Note 6) and taxes payable, if any).

Transaction costs amounted to $7,723,148, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $573,148 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Following the closing of the Initial Public Offering, on March 3, 2025, an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of Initial Public Offering and the Private Placement was held in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and are initially held in cash, including in demand deposit accounts at a bank, or invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status of the Company under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Interest earned on the funds held in the Trust Account may only be released to the Company to pay its taxes, if any, and any such withdrawals can only be made from interest and not from the principal held in the Trust Account.

The proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 3, 2027 (since the Company has executed a definitive agreement for an initial Business Combination by December 3, 2026), as may be extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to extend the date by which the Company must consummate an initial Business Combination) or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”)), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of December 31, 2025, the amount of the Trust Account was $10.39 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 27, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination transaction).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the Trust Account assets, less income taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent public accountants) or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, there can be no assurance that the Sponsor will be able to satisfy those obligations.

Teamshares Merger Agreement

On November 14, 2025, the Company entered into an Agreement and Plan of Merger, as it may be amended or supplemented from time to time (the “Teamshares Merger Agreement”), with (i) the Merger Subs, (iii) Teamshares Inc., a Delaware corporation (“Teamshares”), (iv) the Sponsor, from and after the closing (the “Closing”) of the transactions contemplated by the Teamshares Merger Agreement (collectively, the “Teamshares Business Combination”), solely in its capacity as representative for the Company’s shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement and (v) Brian Gaebe, in the capacity as the representative from and after the Closing of the Earnout Participants (as defined in the Teamshares Merger Agreement) and their respective successors and assignees in accordance with the terms and conditions of the Merger Agreement. Teamshares is a tech-enabled acquiror of high-quality businesses, intending to be a permanent home for businesses. Part holding company, part financial technology, Teamshares programmatically acquires companies with $0.5 to $5 million of earnings before interest, taxes, depreciation, and amortization from retiring owners, integrates them with the Teamshares platform, and helps employees earn company stock. Founded in 2019, Teamshares operates subsidiaries with consolidated revenue of over $400 million across over 40 industries and 30 states.

Pursuant to the Teamshares Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will continue out of the Cayman Islands and into the State of Delaware and domesticate as a Delaware corporation (the “Domestication”), (ii) at the Closing, Merger Sub will merge with and into Teamshares (the “First Merger”) with Teamshares surviving such merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and (iii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”) and as a result of which (a) all of the issued and outstanding capital stock of Teamshares as of immediately prior to the First Merger shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right of each Teamshares stockholder to receive its pro rata share of the Stockholder Merger Consideration (as defined below) and each Earnout Participant to receive their Earnout Shares (as defined in the Teamshares Merger Agreement)and (b) the in-the-money Teamshares options shall be assumed (with equitable adjustments to the number and exercise price of such Teamshares options) and replaced with options exercisable into shares of the Company’s common stock, all upon the terms and subject to the conditions set forth in the Teamshares Merger Agreement and in accordance with applicable law.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Teamshares Merger Agreement provides that the total consideration received by the Teamshares security holders from the Company at the Closing will be a number of shares of the Company’s common stock with an aggregate value equal to the sum of (i) Five Hundred and Twenty-Five Million Dollars ($525,000,000) plus (ii) the Interim Period Financing (as defined in the Teamshares Merger Agreement), if any, that has converted into Teamshares common stock, (the “Merger Consideration”), with each share of the Company’s common stock valued at $10.00 (with the total portion of the Merger Consideration amount payable to all Teamshares stockholders in accordance with the Teamshares Merger Agreement, the “Stockholder Merger Consideration”). All Teamshares warrants, convertible debt, underwater options and other convertible securities outstanding and not exercised or converted prior to the Closing will be terminated as of the Closing.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $1,329,433. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, including the Teamshares Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

The Company will need to raise additional capital through loans or additional investments from the Sponsor or its officers, directors or their affiliates, However, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern, the Company has until March 3, 2027 (since the Company has executed a definitive agreement for an initial Business Combination by December 3, 2026) to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to March 3, 2027 (since the Company has executed a definitive agreement for an initial Business Combination by December 3, 2026). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying consolidated financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. The Company had $1,329,433 and $0 in cash as of December 31, 2025 and 2024, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of Treasury securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, the assets held in the Trust Account of $239,042,295 were held in money market funds. As of December 31, 2024, there were no assets held in the Trust Account.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

Transaction costs amounted to $7,723,148, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $573,148 of other offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned values.

As of March 3, 2025, the fair value of the Public Warrants was $2,185,000, or $0.19 per Public Warrant. The fair value of Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ equity (deficit) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

March 3, 2025
Implied Class A Ordinary Share price	$9.91
Exercise price	$11.50
Simulation term (years)	7
Risk-free rate (continuous)	4.02%
Selected volatility	2.5%
Probability of de-SPAC and market adjustment	15.0%

PIPE Subscription Agreements Liability

Contemporaneously with the execution of the Teamshares Merger Agreement, certain investors each entered into a private investment in public equity (“PIPE”) subscription agreement (collectively, the “PIPE Subscription Agreements”) with the Company in connection with the proposed Teamshares Business Combination. The Company accounts for each PIPE Subscription Agreement as a derivative instrument in accordance with the guidance in FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the fair value of the PIPE Subscription Agreements liability was $15,274,088 and $0, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,185,000)
Class A Ordinary Shares issuance costs	(7,638,884)
Plus:
Remeasurement of carrying value to redemption value	18,866,179
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$239,042,295

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares (as defined in Note 5). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net loss per Ordinary Share is calculated by dividing the net loss by the weighted average Ordinary Shares outstanding for the respective period.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following tables reflects the calculation of basic and diluted net loss per Ordinary Share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025		For the Period from November 27, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(12,751,322)	$(3,744,059)	$—	$(18,571)
Denominator:
Basic weighted average Ordinary Shares outstanding	19,156,164	5,624,658	—	5,000,000
Basic net loss per Ordinary Share	$(0.67)	$(0.67)	$—	$(0.00)

	For the Year Ended December 31, 2025		For the Period from November 27, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Allocation of net loss	$(12,687,150)	$(3,808,232)	$—	$(18,571)
Denominator:
Diluted weighted average Ordinary Shares outstanding	19,156,164	5,750,000	—	5,000,000
Diluted net loss per Ordinary Share	$(0.66)	$(0.66)	$—	$(0.00)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASC 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 23,000,000 Units, which included the full exercise of the Over-Allotment Option of 3,000,000 Option Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share, and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in the Private Placement to the Sponsor, generating gross proceeds of $4,500,000”. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 20, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, by payment of offering costs on the Company’s behalf, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), to the Sponsor (such shares, the “Founder Shares”). Up to 750,000 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On March 3, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, those 750,000 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in the Private Placement to the Sponsor, generating gross proceeds of $4,500,000. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Pursuant to the Letter Agreement, the Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements as the Sponsor and the Company’s directors and officers with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering  pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and payable on the date of the Initial Public Offering from the proceeds of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of December 31, 2025, the Company has repaid the Sponsor the outstanding balance of $176,573 under the IPO Promissory Note borrowings. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on February 28, 2025, and until the completion of the Business Combination or liquidation, the Company reimburses an affiliate of the Sponsor, $17,500 per month for office space, utilities, and secretarial and administrative support. For the year ended December 31, 2025, The Company incurred and paid $175,000 in fees for these services. For the period ended November 27, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $713 and $0 as of December 31, 2025 and 2024, of which such amount is included in due from Sponsor in the accompanying consolidated balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel, Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated February 27, 2025, which the Company entered into with the Sponsor and the other signatories thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On March 3, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000Option Units at a price of $10.00 per Option Unit.

The Underwriters were paid a commission of $250,000 upon the closing of the Initial Public Offering.

The Underwriters are also entitled to a deferred underwriting discount of $6,900,000 (3.0% of the gross proceeds of the Initial Public Offering held in the Trust Account) upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated February 24, 2025 (the “Deferred Fee”), but such Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination. The Company had agreed to reimburse the Underwriters for certain out-of-pocket costs for the Initial Public Offering up to an aggregate reimbursement allowance of $35,000 for legal fees related to the review by Financial Industry Regulatory Authority.

Advisory Fee

In addition to the Deferred Fee, the Company engaged Santander US Capital Markets LLC, the representative of the Underwriters (the “Representative”), to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay the Representative a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination (the “Advisory Fee”). The Company has agreed to indemnify the Representative and its affiliates in connection with its role in providing the advisory services. The termination clause in the engagement letter deems the Advisory Fee earned and recordable as of December 31, 2025, and $6,900,000 has been recorded as deferred advisory fee on the accompanying consolidated balance sheets.

PIPE Subscription Agreements

Contemporaneously with the execution of the Teamshares Merger Agreement, certain investors each entered into the PIPE Subscription Agreements with the Company in connection with the proposed Teamshares Business Combination. Pursuant to the PIPE Subscription Agreements, such investors committed to purchase shares of the Company’s Class A common stock at $9.20 per share, subject to customary closing conditions. The PIPE investment is expected to close concurrently with the consummation of the Teamshares Business Combination.

The Company accounts for each PIPE Subscription Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the fair value of the PIPE Subscription Agreements liability was $15,274,088 and $0, respectively.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Fee Letter Agreement

In connection with the proposed Teamshares Business Combination, on December 24, 2025 the Company entered into a fee letter agreement pursuant to which the Company is obligated to pay a closing fee of $1,000,000 to the lenders in connection with a credit agreement entered into by Teamshares, if a forward purchase agreement (“FPA”) is entered into by the termination date (the “Fee Letter Agreement”). If an FPA is not entered into by the termination date the fee payable to lenders would increase to $5,000,000. The Fee Letter Agreement was analyzed under ASC 815 and concluded that the Sponsor Compensation (as defined under the Fee Letter Agreement) obligation must be accounted for as a liability, measured at fair value with changes recognized in earnings, because equity classification under ASC 815-40 is explicitly precluded. The Company assessed the value of the Fee Letter Agreement and determined it to be immaterial to the accompanying consolidated financial statements, and as such, no liability or expense has been recorded in connection with the Fee Letter Agreement as of December 31, 2025.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding, excluding the 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On December 20, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2025 and 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20.00% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the exercises of the Over-Allotment Option and excluding the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants

As of December 31, 2025 and 2024, there were 16,000,000 Warrants outstanding, including 11,500,000 Public Warrants and 4,500,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A Ordinary Share underlying such Unit.

Under the terms of the Warrant Agreement, dated February 27, 2025 that the Company entered into with Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares issuable upon exercise of the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of Class A Ordinary Shares issuable upon exercise or the exercise price of a Public Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable upon exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in Treasury and equivalent securities as Trading Securities in accordance with FASB ASC Topic 320 “Investments–Debt and Equity Securities”. Trading Securities are recorded at fair market value on the accompanying consolidated balance sheets.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

At December 31, 2025, assets held in the Trust Account were comprised of $239,042,295 in a mutual fund that is invested primarily in Treasury securities. For the period ended December 31, 2025, the Company did not withdraw any of the interest earned on the Trust Account. At December 31, 2024, the Trust Account did not exist.

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$239,042,295	$—	$—	$239,042,295
Liabilities:
PIPE Subscription Agreements liability	$—	$—	$15,274,088	$15,274,088

PIPE Subscription Agreements Liability

In order to calculate the fair value of the PIPE Subscription Agreements derivative liability, the Company utilized the following inputs:

	November 14, 2025 (Initial measurement)	December 31, 2025
Probability of Business Combination	85%	90%
Underlying Ordinary Share price	$10.32	$10.30
Term (years)	0.54	0.41
Risk-free rate	3.79%	3.62%
Volatility	12.70%	4.60%

The following table presents the changes in the fair value of the PIPE Subscription Agreements derivative liability:

PIPE Subscription Agreements
Fair value as of November 14, 2025 (initial measurement)	$15,582,052
Change in fair value	(307,964)
Fair value as of December 31, 2025	$15,274,088

The change in the fair value of the PIPE Subscription Agreements liability for the year ended December 31, 2025 is $307,964. There was no PIPE Subscription Agreements liability for the year ended December 31, 2024.

There were no transfers between fair value levels during year ended December 31, 2025 and 2024.

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in the Company’s financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying consolidated statements of operations as net income (loss). The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	December 31, 2025	December 31, 2024
Marketable securities held in Trust Account	$239,042,295	$—
Cash	$1,329,433	$—

	For the Year Ended December 31, 2025	For the Period from November 27, 2024 (Inception) Through December 31, 2024
General and administrative costs	$2,213,588	$18,571
Interest earned on marketable securities held in Trust Account	$7,892,295	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 27, 2025 which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the accompanying consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying consolidated balance sheets date up to the date that the accompanying consolidated financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

On February 25, 2026, the Board appointed Somsak Chivavibul as a Class I director of the Board, effective immediately. The Board determined that Mr. Chivavibul qualifies as an independent director and appointed him to serve as a member of the Audit Committee and the chair of the Compensation Committee of the Board. In connection with the appointment, the Company entered into a joinder to the Letter Agreement with Mr. Chivavibul, as well as an indemnification agreement, which are substantially similar to those entered into by the Company’s current officers and directors.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated February 27, 2025, by and between the Company and Santander US Capital Markets LLC.(2)
2	Agreement and Plan of Merger, dated as of November 14, 2025, by and among the Company, Teamshares, the Sponsor, the Merger Subs and Brian Gaebe. (3) +†
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4). (1)
4.4	Warrant Agreement, dated February 27, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of December 20,.2024 issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated December 20, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, February 27, 2025, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated February 27, 2025, by and among the Company and certain security holders. (2)
10.5	Private Placement Warrants Purchase Agreement, dated February 27, 2025, by and between the Company and the Sponsor. (2)
10.6	Letter Agreement, dated February 27, 2025, by and among the Company, its officers, directors, and the Sponsor. (2)
10.7	Administrative Services Agreement, dated February 27, 2025 by and between the Company and LOMP. (2)
10.8	Form of Indemnity Agreement. (2)
10.9	Form of Voting and Support Agreement, dated as of November 14, 2025, by and among the Company, Teamshares and the Significant Company Holders. (3) †
10.10	Form of Lock-Up Agreement, dated as of November 14, 2025, by and among the Company, the Sponsor and the Significant Company Holders. (3) †
10.11	Form of Lock-Up Agreement, dated as of November 14, 2025, by and among the Company, the Sponsor and the members of Teamshares management. (3) †
10.12	Form of Non-Competition and Non-Solicitation Agreement. (3) †
10.13	Form of Amended and Restated Registration Rights Agreement. (3) †
10.14	Insider Letter Agreement Amendment, dated as of November 14, 2025, by and among the Company, the Sponsor and the undersigned holders thereto. (3) †
10.15	Sponsor Letter Agreement, dated as of November 14, 2025, by and among the Company, the Sponsor and Teamshares. (3) †
10.16	Form of PIPE Subscription Agreement, dated as of November 14, 2025, by and among the Company and certain investors party thereto. (3) †
14	Code of Business Conduct and Ethics, adopted February 13, 2025.(1)
19	Insider Trading Policies and Procedures, adopted February 13, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted February 13, 2025.*
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the SEC or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-284207), filed with the SEC on January 10, 2025.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2026	LIVE OAK ACQUISITION CORP. V

	By:	/s/ Richard J. Hendrix
	Name:	Richard J. Hendrix
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard J. Hendrix	President, Chief Executive Officer and Director	March 30, 2026
Richard J. Hendrix	(Principal Executive Officer)

/s/ Adam J. Fishman	President, Chief Financial Officer and Director	March 30, 2026
Adam J. Fishman	(Principal Financial and Accounting Officer)

/s/ Ashton Hudson	Director	March 30, 2026
Ashton Hudson

/s/ Andrea Tarbox	Director	March 30, 2026
Andrea Tarbox

/s/ Somsak Chivavibul	Director	March 30, 2026
Somsak Chivavibul