Form 10-Q
period 2026-03-31
Live Oak Acquisition Corp. V
filed 2026-05-15
CIK 2048951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LIVE OAK ACQUISITION CORP. V

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with LOMP (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the closing of the Teamshares Business Combination;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026, including the Teamshares Merger Agreement (as defined below)), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Live Oak Acquisition Corp. V, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $6,900,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 20, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 10, 2025, as amended, and declared effective on February 27, 2025 (File No. 333- 284207);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our Sponsor and our directors and officers (as amended on November 14, 2025 and April 1, 2026);

●	“LOMP” are to the Live Oak Merchant Partners, an affiliate of members of our Management Team and Sponsor;

●	“Merger Sub I” are to Catalyst Sub Inc., a Delaware corporation and our wholly-owned subsidiary;

●	“Merger Sub II” are to Catalyst Sub 2 Inc., a Delaware corporation and our wholly-owned subsidiary;

●	“Merger Subs” are to Merger Sub I and Merger Sub II, together;

●	“Management” or our “Management Team” are to our executive officers;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PIPE” are to private investment in public equity;

●	“PIPE Subscription Agreements” are to the Subscription Agreements we entered into with certain investors contemporaneously with the execution of the Teamshares Merger Agreement, collectively;

●

“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●	“Private Placement Warrants Purchase Agreement” are to the Private Placement Warrants Purchase Agreement, dated February 27, 2025, which we entered into with the Sponsor;

●

“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Live Oak Sponsor V, LLC, a Delaware limited liability company;

●	“Teamshares” are to Teamshares Inc., a Delaware corporation;

●	“Teamshares Business Combination” are to the transactions contemplated in the Teamshares Merger Agreement, collectively;

●	“Teamshares Merger Agreement” are to the Agreement and Plan of Merger, dated November 14, 2025, , as amended on each of April 1, 2026 and May 13, 2026, and as it may be further amended or supplemented from time to time, which we entered into with (i) the Merger Subs, (ii) Teamshares, (iii) the Sponsor, solely in its capacity as the as representative for our shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement, and (iv) Brian Gaebe (solely in his capacity as the representative of the Teamshares stockholders, for the limited purposes set forth in the Teamshares Merger Agreement);

●	“Teamshares Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Teamshares Business Combination, initially filed by our Company and Teamshares with the SEC on April 3, 2026, as amended;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $231,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 27, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Santander US Capital Markets LLC, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 27, 2025, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Cash and cash equivalents	$1,124,492	$1,329,433
Due from sponsor	713	713
Prepaid expenses	80,417	86,667
Total Current Assets	1,205,622	1,416,813
Long-term prepaid insurance	—	14,167
Marketable securities held in Trust Account	241,144,179	239,042,295
TOTAL ASSETS	$242,349,801	$240,473,275

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$1,777,147	$1,036,287
Accrued offering costs	75,000	75,000
Total Current Liabilities	1,852,147	1,111,287
PIPE Subscription Agreements liability	16,539,057	15,274,088
Deferred advisory fee	6,900,000	6,900,000
Deferred underwriting fee	6,900,000	6,900,000
TOTAL LIABILITIES	32,191,204	30,185,375

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A Ordinary Shares subject to possible redemption; 23,000,000 shares at redemption value of $10.48 and $10.39 per share as of March 31, 2026 and December 31, 2025, respectively	241,144,179	239,042,295

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(30,986,157)	(28,754,970)
TOTAL SHAREHOLDERS’ DEFICIT	(30,985,582)	(28,754,395)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$242,349,801	$240,473,275

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$966,218	$121,696
Advisory Fee	—	6,900,000
Loss from operations	(966,218)	(7,021,696)

OTHER INCOME (EXPENSE)
Change in fair value of PIPE Subscription Agreements liability	(1,264,969)	—
Interest earned on marketable securities held in Trust Account	2,101,884	717,933
Total other income	836,915	717,933

NET LOSS	$(129,303)	$(6,303,763)

Weighted average shares outstanding of Class A Ordinary Shares	23,000,000	7,411,111
Basic and diluted net loss per Ordinary Share, Class A Ordinary Shares	$(0.00)	$(0.50)
Weighted average shares outstanding of Class B Ordinary Shares	5,750,000	5,241,667
Basic and diluted net loss per Ordinary Share, Class B Ordinary Shares	$(0.00)	$(0.50)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$—	$(28,754,970)	$(28,754,395)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,101,884)	(2,101,884)

Net loss	—	—	—	—	—	(129,303)	(129,303)

Balance – March 31, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(30,986,157)	$(30,985,582)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025 (audited)	—	$—	5,750,000	$575	$24,425	$(18,571)	$6,429

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(6,625,161)	(5,066,656)	(11,691,817)

Sale of Private Placement Warrants	—	—	—	—	4,500,000	—	4,500,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,185,000	—	2,185,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(84,264)	—	(84,264)

Net loss	—	—	—	—	—	(6,303,763)	(6,303,763)

Balance – March 31, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(11,388,990)	$(11,388,415)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(129,303)	$(6,303,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs included in general and administrative expenses through IPO Promissory Note – related party	—	2,251
Interest earned on marketable securities held in Trust Account	(2,101,884)	(717,933)
Change in fair value of PIPE Subscription Agreements liability	1,264,969	—
Changes in operating assets and liabilities:
Prepaid expenses	6,250	(179,770)
Long-term prepaid insurance	14,167	(77,917)
Accrued expenses	740,859	13,253
Advisory Fee payable	—	6,900,000
Net cash used in operating activities	(204,942)	(363,879)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	229,750,000
Proceeds from sale of Private Placements Warrants	—	4,500,000
Repayment of IPO Promissory Note - related party	—	(176,573)
Payment of offering costs	—	(310,836)
Net cash provided by financing activities	—	233,762,591

Net change in cash and cash equivalents	(204,942)	2,248,712
Cash and cash equivalents, beginning of the period	1,329,433	—
Cash and cash equivalents, end of the period	$1,124,492	$2,248,712

Non-cash investing and financing activities:
Deferred offering costs paid through IPO Promissory Note – related party	$—	$115,955
Offering costs included in accrued offering costs	$—	$82,107
Deferred underwriting fee payable	$—	$6,900,000
Deferred offering costs applied to prepaid expense	$—	$5,206

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had two wholly owned subsidiaries, Catalyst Sub Inc., a Delaware corporation, incorporated on November 6, 2025 (“Merger Sub”), and Catalyst Sub 2 LLC, a Delaware limited liability company, incorporated on November 6, 2025 (“Merger Sub II,” and together with Merger Sub, the “Merger Subs”), which were formed solely in contemplation of the proposed Teamshares Business Combination (as defined and described below). The Merger Subs have not commenced any operations and have only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the Teamshares Business Combination.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from November 27, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Teamshares Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of March 31, 2026, the amount of the Trust Account was $10.39 per Public Share.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Teamshares Merger Agreement

On November 14, 2025, the Company entered into an Agreement and Plan of Merger, as amended on each of April 1, 2026 and May 13, 2026, and as it may be further amended or supplemented from time to time (the “Teamshares Merger Agreement”), with (i) the Merger Subs, (iii) Teamshares Inc., a Delaware corporation (“Teamshares”), (iv) the Sponsor, from and after the closing (the “Closing”) of the transactions contemplated by the Teamshares Merger Agreement (collectively, the “Teamshares Business Combination”), solely in its capacity as representative for the Company’s shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement and (v) Brian Gaebe, in the capacity as the representative from and after the Closing of the Earnout Participants (as defined in the Teamshares Merger Agreement) and their respective successors and assignees in accordance with the terms and conditions of the Merger Agreement. Teamshares is a tech-enabled acquiror of high-quality businesses, intending to be a permanent home for businesses. Part holding company, part financial technology, Teamshares programmatically acquires companies with $0.5 to $5 million of earnings before interest, taxes, depreciation, and amortization from retiring owners, integrates them with the Teamshares platform, and helps employees earn company stock. Founded in 2019, Teamshares operates subsidiaries with consolidated revenue of over $400 million across over 40 industries and 30 states.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Pursuant to the Teamshares Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will de-register from the Register of Companies in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to become a Delaware corporation (the “Domestication”), (ii) following the Domestication, at the Closing, Merger Sub will merge with and into Teamshares (the “First Merger”) with Teamshares surviving such merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and (iii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), and as a result of which (a) all of the issued and outstanding capital stock of Teamshares as of immediately prior to the First Merger shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right of each Teamshares stockholder to receive its pro rata share of the Stockholder Merger Consideration (as defined below) (after giving effect to certain elections by certain Teamshares preferred holders and, thereafter, giving effect to the conversion of all remaining shares of Teamshares preferred stock into shares of Teamshares common stock in accordance with the terms of the Teamshares Merger Agreement or otherwise treating shares of Teamshares preferred stock on an as converted to Teamshares common stock basis), and each Earnout Participant to receive their Earnout Shares (as defined in the Teamshares Merger Agreement) and (b) the in-the-money Teamshares options shall be assumed (with equitable adjustments to the number and exercise price of such Teamshares options) and replaced with options exercisable into shares of the combined company’s common stock (the “Assumed Options”), all upon the terms and subject to the conditions set forth in the Teamshares Merger Agreement and in accordance with applicable law.

The Teamshares Merger Agreement provides that the total consideration received from the Company at the Closing by the Teamshares security holders that have completed required transmittal documents and holders of vested options to purchase shares of Teamshares common stock that are “in-the-money” as of immediately prior to the effective time of the First Merger will be a number of newly-issued shares of the combined company’s common stock, par value $0.0001 per share (the “Combined Company Common Stock”), and options to purchase shares of the Combined Company Common Stock, with an aggregate value equal to the sum of (i) Five Hundred and Twenty-Five Million Dollars ($525,000,000) plus (ii) the Interim Period Financing (as defined in the Teamshares Merger Agreement) amount, if any, that has converted into Teamshares common stock (the “Merger Consideration”), with each share of the Company’s common stock valued at $10.00 (with the total portion of the Merger Consideration amount payable to all Teamshares stockholders in accordance with the Teamshares Merger Agreement, the “Stockholder Merger Consideration”). All Teamshares warrants, convertible debt, underwater options and other convertible securities outstanding and not exercised or converted prior to the Closing will be terminated as of the Closing.  The Teamshares Merger Agreement also provides that the Teamshares stockholders and certain qualifying holders of Assumed Options (collectively referred to as Earnout Participants), may be entitled to receive additional shares of Combined Company Common Stock upon the future occurrence, if any, of certain events within the period ending on the five-year anniversary of the Closing, subject to satisfaction of certain additional conditions, as further described in the Teamshares Merger Agreement.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $1,124,492. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, including the Teamshares Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. The Company had $1,124,492 and $1,329,433 in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of Treasury securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account of $241,144,179 and $239,042,295 were held in money market funds, respectively.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

Transaction costs amounted to $7,723,148, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $573,148 of other offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

PIPE Subscription Agreements Liability

Contemporaneously with the execution of the Teamshares Merger Agreement, certain investors each entered into a private investment in public equity (“PIPE”) subscription agreement (collectively, the “PIPE Subscription Agreements”) with the Company in connection with the proposed Teamshares Business Combination. The Company accounts for each PIPE Subscription Agreement as a derivative instrument in accordance with the guidance in FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of the PIPE Subscription Agreements liability was $16,539,057 and $15,274,088, respectively.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,185,000)
Class A Ordinary Shares issuance costs	(7,638,884)
Plus:
Accretion for Class A ordinary shares to redemption amount	18,866,179
Class A Ordinary Shares subject to possible redemption, December 31, 2025	239,042,295
Plus:
Accretion for Class A ordinary shares to redemption amount	2,101,884
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$241,144,179

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

The following table reflects the calculation of basic and diluted net loss per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(103,442)	$(25,861)	$(3,692,303)	$(2,611,460)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	5,750,000	7,411,111	5,241,667
Basic and diluted net loss per Ordinary Share	$(0.00)	$(0.00)	$(0.50)	$(0.50)

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in the Private Placement to the Sponsor, generating gross proceeds of $4,500,000.” Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 20, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, by payment of offering costs on the Company’s behalf, for which the Company issued 5,750,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”), to the Sponsor (such shares, the “Founder Shares”). Up to 750,000 of the Founder Shares could have been surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On March 3, 2025, the Underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, those 750,000 Founder Shares are no longer subject to forfeiture.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Pursuant to the original Letter Agreement entered into at the time of the Initial Public Offering, the Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements as the Sponsor and the Company’s directors and officers with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

On November 14, 2025, contemporaneously with the execution and delivery of the Teamshares Merger Agreement, the Company, Sponsor and Teamshares entered into an amendment to the Letter Agreement to amend the Lock-up period for the Founder Shares, effective as of the Closing, to six months after the Closing (other than Released Former Sponsor Shares (as defined below), which will not be subject to such Lock-up restrictions). On April 1, 2026, the parties entered into a second amendment to the Letter Agreement, which provides for the release of transfer restrictions on up to 1,150,000 Incentive Founder Shares (as defined therein) upon Closing, contingent upon their use in connection with certain interim financing arrangements or agreements to support non-redemption commitments by public shareholders (such shares, the “Released Former Sponsor Shares”).

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and payable on the date of the Initial Public Offering from the proceeds of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of March 30, 2026, the outstanding balance on the IPO Promissory Note was $0. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on February 28, 2025, and until the completion of the Business Combination or liquidation, the Company reimburses an affiliate of the Sponsor, $17,500 per month for office space, utilities, and secretarial and administrative support. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $52,500 and $17,500 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $713 as of March 31, 2026 and December 31, 2025, of which such amount is included in due from Sponsor in the accompanying condensed consolidated balance sheets.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On March 3, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000 Option Units at a price of $10.00 per Option Unit.

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

Advisory Fee

In addition to the Deferred Fee, the Company engaged Santander US Capital Markets LLC, the representative of the Underwriters (the “Representative”), to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay the Representative a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination (the “Advisory Fee”). The Company has agreed to indemnify the Representative and its affiliates in connection with its role in providing the advisory services. The termination clause in the engagement letter deems the Advisory Fee earned and recordable as of March 31, 2026 and December 31, 2025, and $6,900,000 has been recorded as deferred advisory fee on the accompanying condensed consolidated balance sheets, respectively.

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company accounts for each PIPE Subscription Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of the PIPE Subscription Agreements liability was $16,539,057 and $15,274,088, respectively.

Fee Letter Agreement

In connection with the proposed Teamshares Business Combination, on December 24, 2025 the Company entered into a fee letter agreement pursuant to which the Company is obligated to pay a closing fee of $1,000,000 to the lenders in connection with a credit agreement entered into by Teamshares, if a forward purchase agreement (“FPA”) is entered into by the termination date (the “Fee Letter Agreement”). If an FPA is not entered into by the termination date the fee payable to lenders would increase to $5,000,000. The Fee Letter Agreement was analyzed under ASC 815 and concluded that the Sponsor Compensation (as defined under the Fee Letter Agreement) obligation must be accounted for as a liability, measured at fair value with changes recognized in earnings, because equity classification under ASC 815-40 is explicitly precluded. The Company assessed the value of the Fee Letter Agreement and determined it to be immaterial to the accompanying unaudited condensed consolidated financial statements, and as such, no liability or expense has been recorded in connection with the Fee Letter Agreement as of March 31, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding the 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On December 20, 2024, the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 16,000,000 Warrants outstanding, including 11,500,000 Public Warrants and 4,500,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in Treasury and equivalent securities as Trading Securities in accordance with FASB ASC Topic 320 “Investments–Debt and Equity Securities.” Trading Securities are recorded at fair market value on the accompanying condensed consolidated balance sheets.

At March 31, 2026, assets held in the Trust Account were comprised of $241,144,179 in a mutual fund that is invested primarily in Treasury securities. For the three months ended March 31, 2026, the Company did not withdraw any of the interest earned on the Trust Account.

	Fair Value Measured as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$241,144,179	$—	$—	$241,144,179
Liabilities:
PIPE Subscription Agreements liability	$—	$—	$16,539,057	$16,539,057

At December 31, 2025, assets held in the Trust Account were comprised of $239,042,295 in a mutual fund that is invested primarily in Treasury securities. For the year ended December 31, 2025, the Company did not withdraw any of the interest earned on the Trust Account.

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	$239,042,295	$—	$—	$239,042,295
Liabilities:
PIPE Subscription Agreements liability	$—	$—	$15,274,088	$15,274,088

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

PIPE Subscription Agreements Liability

In order to calculate the fair value of the PIPE Subscription Agreements derivative liability, the Company utilized the following inputs:

	March 31, 2026	December 31, 2025
Probability of Business Combination	95%	90%
Underlying Ordinary Share price	$10.40	$10.30
Term (years)	0.21	0.41
Risk-free rate	3.74%	3.62%
Volatility	1.50%	4.60%

The following table presents the changes in the fair value of the PIPE Subscription Agreements derivative liability:

PIPE Subscription Agreements
Fair value as of November 14, 2025 (initial measurement)	$15,582,052
Change in fair value	(307,964)
Fair value as of December 31, 2025	15,274,088
Change in fair value	1,264,969
Fair value as of March 31, 2026	$16,539,057

The change in the fair value of the PIPE Subscription Agreements liability for the three months ended March 31, 2026 is $1,264,969.

There were no transfers between fair value levels during the three months ended March 31, 2025.

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

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

LIVE OAK ACQUISITION CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the accompanying unaudited condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$241,144,179	$239,042,295
Cash and Cash Equivalents	$1,124,492	$1,329,433

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$966,218	$121,696
Interest earned on marketable securities held in Trust Account	$2,101,884	$717,933

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 27, 2025 which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the accompanying unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed consolidated balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On April 1, 2026, the Company and Teamshares entered into a First Amendment to the Merger Agreement to update certain transaction mechanics related to equity structure, employee incentive arrangements, and closing conditions. The amendment primarily clarifies and revises terms related to share calculations, option treatment, and post-closing equity plans, and does not materially change the overall structure or economics of the Business Combination.

On April 1, 2026, the Company, the Sponsor, Teamshares, and the directors and officers of the Company entered into a Second Amendment to the Letter Agreement, which provides for the release of transfer restrictions on up to 1,150,000 Incentive Founder Shares (as defined therein) upon Closing, contingent upon their use in connection with certain interim financing arrangements or agreements to support non-redemption commitments by public shareholders.

On May 1, 2026, we entered into a letter agreement with Teamshare pursuant to which the parties determined to extend the date by which either party may terminate the Merger Agreement, upon written notice to the other, in the event the proposed Business Combination has not been consummated from May 31, 2026 to July 15, 2026, to provide the parties with additional time to consummate the proposed Business Combination, upon satisfaction (or, to the extent applicable, waiver) of the conditions to closing set forth in the Merger Agreement.

On May 13, 2026, we entered into a Second Amendment to the Merger Agreement with Teamshares to clarify certain provisions relating to the Liquidation Preference Elections (as defined in the Merger Agreement).

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

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

Teamshares Business Combination

On November 14, 2025, we entered into the Teamshares Merger Agreement (as amended on each of April 1, 2026 and May 13, 2026) with (i) the Merger Subs, (ii) Teamshares, (iii) the Sponsor, from and after the Closing, solely in the capacity as the representative for our shareholders (other than the Teamshares security holders and their respective successors and assigns) for the limited purposes set forth in the Teamshares Merger Agreement and (iv) Brian Gaebe, in the capacity as the representative from and after the Closing of the Earnout Participants (as defined in the Teamshares Merger Agreement) and their respective successors and assignees in accordance with the terms and conditions of the Teamshares Merger Agreement. Pursuant to the Teamshares Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, we will de-register from the Register of Companies in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to become a Delaware corporation (the “Domestication”), (ii) after the Domestication, at the Closing, Merger Sub will merge with and into Teamshares with Teamshares surviving such merger as our wholly-owned subsidiary and (iii) immediately following such and as part of the same overall transaction as such merger, the surviving corporation will merge with and into Merger Sub II and as a result of which (a) all of the issued and outstanding capital stock of Teamshares as of immediately prior to the initial merger shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right of each Teamshares stockholder to receive its pro rata share of the Stockholder Merger Consideration (as defined below) (after giving effect to certain elections by certain Teamshares preferred holders and, thereafter, giving effect to the conversion of all remaining shares of Teamshares preferred stock into shares of Teamshares common stock in accordance with the terms of the Teamshares Merger Agreement or otherwise treating shares of Teamshares preferred stock on an as converted to Teamshares common stock basis), and each Earnout Participant to receive their Earnout Shares (as defined in the Teamshares Merger Agreement) and (b) the in-the-money Teamshares options shall be assumed (with equitable adjustments to the number and exercise price of such Teamshares options) and replaced with options exercisable into shares of our common stock, all upon the terms and subject to the conditions set forth in the Teamshares Merger Agreement and in accordance with applicable law.

For a full description of the Teamshares Merger Agreement and the proposed Teamshares Business Combination, please see Item 1. “Business” and the Teamshares Registration Statement.

Recent Developments

On April 1, 2026, we entered into a First Amendment to the Merger Agreement with Teamshares to update certain transaction mechanics related to equity structure, employee incentive arrangements, and closing conditions. The amendment primarily clarifies and revises terms related to share calculations, option treatment, and post-closing equity plans, and does not materially change the overall structure or economics of the Business Combination.

On April 1, 2026, we entered into a Second Amendment to the Letter Agreement with the Sponsor, Teamshares, and our directors and officers, which provides for the release of transfer restrictions on up to 1,150,000 Incentive Founder Shares (as defined therein) upon Closing, contingent upon their use in connection with certain interim financing arrangements or agreements to support non-redemption commitments by Public Shareholders.

On May 1, 2026, we entered into a letter agreement with Teamshare pursuant to which the parties determined to extend the date by which either party may terminate the Merger Agreement, upon written notice to the other, in the event the proposed Business Combination has not been consummated from May 31, 2026 to July 15, 2026, to provide the parties with additional time to consummate the proposed Business Combination, upon satisfaction (or, to the extent applicable, waiver) of the conditions to closing set forth in the Merger Agreement.

On May 13, 2026, we entered into a Second Amendment to the Merger Agreement with Teamshares to clarify certain provisions relating to the Liquidation Preference Elections (as defined in the Merger Agreement).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 27, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Teamshares Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $129,303, which consists of operating costs of $966,218, and change in fair value of the liability of $1,264,969, partially offset by interest income on marketable securities held in the Trust Account of $2,101,884.

For the three months ended March 31, 2025, we had a net loss of $6,303,763, which consists of operating costs of $7,021,696 and interest income on marketable securities held in the Trust Account of $717,933.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $231,150,000 was placed in the Trust Account. We incurred fees of $7,723,148 in connection with the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,900,000 and $573,148 of other offering costs

For the three months ended March 31, 2026, cash used in operating activities was $204,941. Net loss of $129,303 was affected by interest earned on marketable securities held in the Trust Account of $2,101,884, change in fair value of the PIPE Subscription Agreements liability of $1,264,969. Changes in operating assets and liabilities used $761,276 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $363,879. Net loss of $6,303,763 was affected by interest earned on marketable securities held in the Trust Account of $717,933 and payment of expenses through promissory note – related party of $2,251. Changes in operating assets and liabilities provided $6,655,566 of cash for operating activities.

As of March 31, 2026 and the December 31, 2025, we had marketable securities held in the Trust Account of $241,144,179 and $239,042,295, respectively (including approximately $2,101,884 and $7,892,295, respectively, of interest income consisting of money market funds with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents held outside of the Trust Account of approximately $1,124,492 and $1,329,433, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the completion of our Initial Public Offering. The loan of $176,573 was fully repaid upon the consummation of our Initial Public Offering on March 3, 2025. As of March 31, 2026 and December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions, among others, raise substantial doubt about our ability to continue as a going concern one year from the date the unaudited condensed consolidated financial statements included elsewhere in this Report are issued. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 3, 2027 (since we have executed a definitive agreement for an initial Business Combination by December 3, 2026). There can be no assurance that our plans to raise capital or to consummate an initial Business Combination, including the Teamshares Business Combination, will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 28, 2025, and until the completion of our Business Combination or liquidation, we reimburse LOMP, an affiliate of the Sponsor, $17,500 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months March 31, 2026 and 2025, we incurred and paid $52,500 and $17,500 in fees for these services, respectively.

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

Advisory Fee

We have also engaged Santander US Capital Markets LLC, the representative of the Underwriters (the “Representative”), to provide advisory services from time to time to us. As compensation for the services provided under an engagement letter, we shall pay the Representative a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of such initial Business Combination (the “Advisory Fee”). We have agreed to indemnify the Representative and its affiliates in connection with its role in providing such advisory services. The termination clause in the engagement letter deems the Advisory Fee earned and recordable as of March 31, 2026 and 2025, $6,900,000 has been recorded as deferred advisory fee on the unaudited condensed consolidated balance sheets of the unaudited condensed consolidated financial statements included elsewhere in this Report, respectively.

PIPE Subscription Agreements

Contemporaneously with the execution of the Teamshares Merger Agreement, we entered into PIPE Subscription Agreements with certain investors in connection with the proposed Teamshares Business Combination. Pursuant to the PIPE Subscription Agreements, such investors committed to purchase shares of our Class A common stock at $9.20 per share, subject to customary closing conditions. The PIPE investment is expected to close concurrently with the consummation of the Teamshares Business Combination.

We account for each PIPE Subscription Agreement as a derivative instrument in accordance with the guidance in FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity.” (“ASC 815-40”). The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the unaudited condensed consolidated statements of operations of the unaudited condensed consolidated financial statements included elsewhere in the Report. As of March 31, 2026 and December 31, 2025, the fair value of the PIPE Subscription Agreements liability was $16,539,057 and $15,274,088, respectively.

Fee Letter Agreement

In connection with the proposed Teamshares Business Combination, on December 24, 2025 we entered into a fee letter agreement pursuant to which were obligated to pay a closing fee of $1,000,000 to the lenders in connection with a credit agreement entered into by Teamshares, if a forward purchase agreement (“FPA”) is entered into by the termination date (the “Fee Letter Agreement”). If an FPA is not entered into by the termination date, the fee payable to lenders would increase to $5,000,000. The Fee Letter Agreement was analyzed under FASB ASC Topic 815, “Derivatives and Hedging” and concluded that the Sponsor Compensation (as defined under the Fee Letter Agreement) obligation must be accounted for as a liability, measured at fair value with changes recognized in earnings, because equity classification under ASC 815-40 is explicitly precluded. We assessed the value of the Fee Letter Agreement and determined it to be immaterial to the unaudited condensed consolidated financial statements included elsewhere in the Report, and as such, no liability or expense has been recorded in connection with the Fee Letter Agreement as of March 31, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Warrant Instruments

We accounted for the Public and Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging,” whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from loss per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the existence of material weaknesses related to the evaluation of the complex financial instruments and the incorrect conclusion on the related accounting treatment.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed consolidated financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the annual period ended December 31, 2025, as filed with the SEC on March 30, 2026 and (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as filed with the SEC on May 14, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Teamshares and the Teamshares Business Combination, please see the Teamshares Registration Statement.

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

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by February 27, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on February 27, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until March 3, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to February 27, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as filed with the SEC on May 14, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LIVE OAK ACQUISITION CORP. V

Date: May 15, 2026	By:	/s/ Richard Hendrix
	Name:	Richard Hendrix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Adam Fishman
	Name:	Adam Fishman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)